Form 10-Q
period 2017-09-30
SSB Bancorp, Inc.
filed 2017-12-28
CIK 1716188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-220403

SSB Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2776224
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8700 Perry Highway Pittsburgh, Pennsylvania	15237
(Address of Principal Executive Offices)	(Zip Code)

(412) 837-6955

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 26, 2017.

SSB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

SSB Bancorp, Inc. (the “Company,” “we” or “our”) was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into the mutual holding company structure. As of September 30, 2017, the reorganization had not been completed. As of September 30, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to SSB Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of SSB Bank at and for the year ended December 31, 2016 contained in the Company’s definitive prospectus dated November 13, 2017 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 20, 2017.

SSB BANK

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$1,582,046	$3,547,472
Interest-bearing deposits with other financial institutions	4,735,146	3,284,007
Cash and cash equivalents	6,317,192	6,831,479

Certificates of deposit	1,140,000	1,390,000
Securities available for sale	2,759,522	3,226,407
Securities held to maturity (fair value of $10,483, and $13,735, respectively)	10,732	14,130
Loans held for sale	-	19,941,867
Loans	138,876,707	104,567,788
Allowance for loan losses	(1,001,782)	(820,739)
Net loans	137,874,925	103,747,049
Accrued interest receivable	628,006	523,055
Federal Home Loan Bank stock, at cost	2,020,300	1,349,300
Premises and equipment, net	4,313,606	1,679,206
Bank-owned life insurance	1,593,180	1,556,907
Deferred tax asset, net	540,284	597,769
Other assets	1,083,895	457,277
TOTAL ASSETS	$158,281,642	$141,314,446

LIABILITIES
Deposits:
Noninterest-bearing demand	$426,712	$459,076
Interest-bearing demand	12,772,650	13,117,662
Money market	14,697,704	13,685,926
Savings	12,674,833	12,068,076
Time	78,348,189	70,040,144
Total deposits	118,920,088	109,370,884

Federal Home Loan Bank advances	26,399,624	19,124,500
Advances by borrowers for taxes and insurance	398,433	969,936
Accrued interest payable	198,762	167,427
Other liabilities	89,653	123,160
TOTAL LIABILITIES	146,006,560	129,755,907

NET WORTH
Retained earnings	12,287,037	11,605,927
Accumulated other comprehensive loss	(11,955)	(47,388)
TOTAL NET WORTH	12,275,082	11,558,539

TOTAL LIABILITIES AND NET WORTH	$158,281,642	$141,314,446

See accompanying notes to the unaudited financial statements.

SSB BANK

STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$1,520,535	$1,290,486	$4,625,357	$3,709,962
Interest-bearing deposits with other financial institutions	17,655	5,655	35,110	14,830
Certificates of deposit	4,425	7,123	18,444	21,476
Investment securities:
Taxable	27,581	22,176	77,087	65,753
Exempt from federal income tax	8,652	11,294	28,081	31,022
Total interest income	1,578,848	1,336,734	4,784,079	3,843,043

INTEREST EXPENSE
Deposits	444,182	398,329	1,281,396	1,113,714
Federal Home Loan Bank advances	140,062	115,691	400,191	347,082
Total interest expense	584,244	514,020	1,681,587	1,460,796

NET INTEREST INCOME	994,604	822,714	3,102,492	2,382,247
Provision for loan losses	61,050	25,403	181,043	116,696

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	933,554	797,311	2,921,449	2,265,551

NONINTEREST INCOME
Securities gains, net	-	-	350	702
Gain on sale of loans	82,552	56,221	272,259	124,896
Earnings on bank-owned life insurance	12,338	5,007	36,273	37,362
Loan servicing fees	27,801	23,909	67,056	48,594
Other	7,266	8,636	18,326	30,799
Total noninterest income	129,957	93,773	394,264	242,353

NONINTEREST EXPENSE
Salaries and employee benefits	433,991	278,952	1,144,646	812,046
Occupancy	65,169	56,522	185,718	174,886
Professional fees	152,308	54,451	272,902	185,241
Federal deposit insurance	25,500	22,500	87,500	67,500
Data processing	71,981	51,266	209,711	155,390
Director fees	20,938	16,880	58,478	50,951
Contributions and donations	30,481	25,128	49,549	59,724
Other	91,204	56,213	265,921	195,872
Total noninterest expense	891,572	561,912	2,274,425	1,701,610

Income before income taxes	171,939	329,172	1,041,288	806,294
Provision for income taxes	42,571	119,139	360,178	277,034

NET INCOME	$129,368	$210,033	$681,110	$529,260

See accompanying notes to the unaudited financial statements.

SSB BANK

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$129,368	$210,033	$681,110	$529,260
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	987	(29,257)	54,035	12,160
Income tax effect	(335)	9,947	(18,371)	(4,136)

Reclassification adjustment for net securities gains recognized in income	-	-	(350)	(702)
Income tax effect included in provision for income taxes	-	-	119	239

Other comprehensive income (loss), net of tax	652	(19,310)	35,433	7,561

Total comprehensive income	$130,020	$190,723	$716,543	$536,821

See accompanying notes to the unaudited financial statements.

SSB BANK

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$681,110	$529,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	181,043	116,696
Net amortization of investment securities	(8,584)	(11,454)
Depreciation	36,488	49,505
Origination of loans held for sale	(10,549,730)	(4,492,800)
Proceeds from sale of loans	10,821,989	4,617,696
Gain on sale of loans	(272,259)	(124,896)
Deferred income tax provision (benefit)	39,232	(12,669)
Investment securities gains, net	(350)	(702)
Increase in accrued interest receivable	(104,951)	(83,132)
Increase (decrease) in accrued interest payable	14,759	(8,494)
Earnings on bank-owned life insurance	(36,273)	(37,362)
Other, net	(660,125)	105,741
Net cash provided by operating activities	142,349	647,389
INVESTING ACTIVITIES
Redemption of certificates of deposit	250,000	-
Investment securities available for sale:
Purchases	-	(812,085)
Proceeds from sales	313,643	155,250
Proceeds from principal repayments, calls, and maturities	215,862	174,286
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	3,398	3,222
Redemption of Federal Home Loan Bank stock	741,300	93,200
Purchase of Federal Home Loan Bank stock	(1,412,300)	(215,100)
Purchases of loans	(9,104,155)	(14,850,890)
Other increase in loans receivable, net	(12,197,765)	642,275
Proceeds from sale of portfolio loans	6,934,868	-
Proceeds from sale of other real estate owned	-	10,221
Purchases of premises and equipment	(2,670,888)	(248,888)
Net cash used for investing activities	(16,926,037)	(15,048,509)
FINANCING ACTIVITIES
Increase in deposits, net	9,549,204	10,745,196
Decrease in advances by borrowers for taxes and insurance	(571,503)	(467,282)
Repayment of Federal Home Loan Bank advances	(2,000,000)	-
Proceeds from Federal Home Loan Bank advances	9,291,700	-
Net cash provided by financing activities	16,269,401	10,277,914
Decrease in cash and cash equivalents	(514,287)	(4,123,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,831,479	14,122,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,317,192	$9,999,067
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,666,828	$1,469,290
Income taxes	275,000	65,000
Noncash investing activities:
Loans held for sale transferred to loans held for investment	12,556,452	-

See accompanying notes to the unaudited financial statements.

SSB BANK

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SSB Bank (the “Bank”) provides a variety of financial services to individuals and corporate customers through its offices in Pittsburgh, Pennsylvania. The Bank’s primary deposit products are passbook savings accounts, money market accounts, and certificates of deposit. Its primary lending products are commercial mortgage loans and single-family residential loans. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities.

The interim unaudited financial statements at September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These are the only adjustments reflected in such unaudited financial statements. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2017, or any other period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Balance Sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For further information, refer to the financial statements and accompanying notes included in the definitive prospectus of SSB Bancorp, Inc. (the “Company”) dated November 13, 2017 (the “Prospectus”), as filed with the Securities and Exchange Commission on November 20, 2017.

2.	RECENT ACCOUNTING STANDARDS

On April 5, 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies and define an "emerging growth company." As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company intends to take advantage of the benefits of extended transition periods. Accordingly, the Company’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five-step approach to revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early application is permitted, but only for annual reporting periods beginning after December 15, 2016. The Update is not expected to have a significant impact on the Bank’s financial statements, as substantially all of the Bank’s revenues are outside the scope of the guidance.

2.	RECENT ACCOUNTING STANDARDS (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Update is not expected to have a significant impact on the Bank’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Update is not expected to have a significant impact on the Bank’s financial statements.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. For public business entities that do not meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Bank expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Bank is currently in the early stages of implementing processes to comply with the requirements of the Update.

2.	RECENT ACCOUNTING STANDARDS (Continued)

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Update is not expected to have a significant impact on the Bank’s financial statements.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$555,083	$554	$(1,488)	$554,149
Obligations of state and political subdivisions	1,627,262	3,447	(26,867)	1,603,842
Corporate bonds	401,341	2,991	-	404,332
U.S. treasury securities	193,951	3,248	-	197,199
Total	$2,777,637	$10,240	$(28,355)	$2,759,522

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$647,832	$94	$(3,368)	$644,558
Obligations of state and political subdivisions	1,953,382	1,143	(75,578)	1,878,947
Corporate bonds	502,140	1,618	(591)	503,167
U.S. treasury securities	194,853	4,882	-	199,735
Total	$3,298,207	$7,737	$(79,537)	$3,226,407

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than 1 year to 12 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	September 30, 2017
	Amortized	Fair
	Cost	Value

Due within one year or less	$185,703	$186,355
Due after one year through five years	1,101,308	1,110,342
Due after five years through ten years	389,883	387,749
Due after ten years	1,100,743	1,075,076
Total	$2,777,637	$2,759,522

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the nine months ended September 30, 2017, proceeds from sales of investment securities available for sale were $313,643 with a gross realized gain of $350. For the nine months ended September 30, 2016, proceeds from sales of investment securities available for sale were $155,250 with a gross realized gain of $702.

There were no sales of securities in the three months ended September 30, 2017 or 2016.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$10,732	$-	$(249)	$10,483
Total	$10,732	$-	$(249)	$10,483

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$14,130	$344	$(739)	$13,735
Total	$14,130	$344	$(739)	$13,735

The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging up to 11 years. Due to expected repayment terms being less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	September 30, 2017
	Amortized	Fair
	Cost	Value

Due after one year through five years	$8,042	$7,856
Due after five years through ten years	894	878
Due after ten years	1,796	1,749

Total	$10,732	$10,483

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Bank’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	September 30, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$466,125	$(1,737)	$-	$-	$466,125	$(1,737)
Obligations of state and political subdivisions	509,275	(1,320)	399,401	(25,547)	908,676	(26,867)

Total	$975,400	$(3,057)	$399,401	$(25,547)	$1,374,801	$(28,604)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$520,549	$(3,368)	$14,130	$(739)	$534,679	$(4,107)
Obligations of state and political subdivisions	1,677,512	(75,578)	-	-	1,677,512	(75,578)
Corporate bonds	99,505	(591)	-	-	99,505	(591)

Total	$2,297,566	$(79,537)	$14,130	$(739)	$2,311,696	$(80,276)

Management reviews the Bank’s positions quarterly. There were 15 investments that were temporarily impaired as of September 30, 2017, with aggregate depreciation of approximately 2 percent from the Bank’s amortized cost basis. There were 18 investments that were temporarily impaired as of December 31, 2016, with aggregate depreciation of less than 4 percent from the Bank’s amortized cost basis. The declines outlined in the above tables represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Bank has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period.

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	September 30,	December 31,
	2017	2016

Mortgage loans:
One-to-four family	$78,161,693	$68,471,897
Commercial	44,734,372	25,207,378
	122,896,065	93,679,275

Commercial and industrial	12,127,342	8,326,982
Consumer	1,881,451	1,164,886
Home equity lines of credit ("HELOC")	1,879,899	991,152
	138,784,757	104,162,295

Third-party loan acquisition and other net origination costs	346,945	405,493
Discount on loans previously held for sale	(254,995)	-
Allowance for loan losses	(1,001,782)	(820,739)

Total	$137,874,925	$103,747,049

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies.

During the normal course of business, the Bank may transfer a portion of a loan as a participation loan in order to manage portfolio risk.  In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank had transferred $8,669,671 and $10,088,489 in participation loans as of September 30, 2017 and December 31, 2016, respectively, to other financial institutions. As of September 30, 2017 and December 31, 2016, all of these loans were being serviced by the Bank.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and nine months ended September 30, 2017 and 2016, respectively:

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
September 30, 2017:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$488,009	$324,941	$70,466	$57,316	$940,732
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	2,495	12,352	15,186	31,017	61,050
Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
September 30, 2016:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$564,801	$252,360	$46,777	$36,042	$899,980
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	32,919	(15,609)	3,561	4,532	25,403
Ending balance	$597,720	$236,751	$50,338	$40,574	$925,383

	Mortgage		Commercial	Consumer
Nine months ended	One-to-Four	Mortgage	and	and
September 30, 2017:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(7,906)	108,530	26,213	54,206	181,043
Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	Mortgage		Commercial	Consumer
Nine months ended	One-to-Four	Mortgage	and	and
September 30, 2016:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$605,602	$172,861	$28,039	$32,185	$838,687
Charge-offs	(30,000)	-	-	-	(30,000)
Recoveries	-	-	-	-	-
Provision	22,118	63,890	22,299	8,389	116,696
Ending balance	$597,720	$236,751	$50,338	$40,574	$925,383

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of September 30, 2017 and December 31, 2016.

	Mortgage		Commercial	Consumer
Allowance for loan	One-to-Four	Mortgage	and	and
losses:	Family	Commercial	Industrial	HELOC	Total
September 30, 2017:
Loans deemed impaired	$6,742	$-	$-	$28,072	$34,814

Loans not deemed impaired	483,762	337,293	85,652	60,261	966,968

Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

Loans:
September 30, 2017:
Loans deemed impaired	$1,878,282	$198,990	$-	$50,096	$2,127,368

Loans not deemed impaired	76,283,411	44,535,382	12,127,342	3,711,254	136,657,389

Ending balance	$78,161,693	$44,734,372	$12,127,342	$3,761,350	$138,784,757

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	Mortgage		Commercial	Consumer
Allowance for loan	One-to-Four	Mortgage	and	and
losses:	Family	Commercial	Industrial	HELOC	Total
December 31, 2016:
Loans deemed impaired	$32,131	$-	$-	$-	$32,131

Loans not deemed impaired	466,279	228,763	59,439	34,127	788,608

Ending balance	$498,410	$228,763	$59,439	$34,127	$820,739

Loans:
December 31, 2016:
Loans deemed impaired	$1,715,421	$513,163	$-	$-	$2,228,584

Loans not deemed impaired	66,756,476	24,694,215	8,326,982	2,156,038	101,933,711

Ending balance	$68,471,897	$25,207,378	$8,326,982	$2,156,038	$104,162,295

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,740,295	$1,740,295	$-	$1,547,676	$1,547,676	$-
Commercial	198,990	198,990	-	513,163	513,163	-

With an allowance recorded:
Mortgage loans:
One-to-four family	137,987	137,987	6,742	167,745	167,745	32,131
Consumer and HELOC	50,096	50,096	28,072	-	-	-

Totals:
Mortgage loans:
One-to-four family	1,878,282	1,878,282	6,742	1,715,421	1,715,421	32,131
Commercial	198,990	198,990	-	513,163	513,163	-
Consumer and HELOC	50,096	50,096	28,072	-	-	-

Total	$2,127,368	$2,127,368	$34,814	$2,228,584	$2,228,584	$32,131

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,832,617	$52,335	$1,605,612	$1,687
Commercial	200,988	803	769,830	30,204

With an allowance recorded:
Mortgage loans:
One-to-four family	138,910	2,273	170,177	595
Consumer and HELOC	16,699	-	-	-

Totals:
Mortgage loans:
One-to-four family	1,971,527	54,608	1,775,789	2,282
Commercial	200,988	803	769,830	30,204
Consumer and HELOC	16,699	-	-	-

Total	$2,189,213	$55,411	$2,545,619	$32,486

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,788,550	$76,546	$1,612,870	$35,579
Commercial	202,584	96,606	898,659	104,071
Consumer and HELOC	-	-	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	141,029	6,254	173,100	9,062
Commercial	-	-	-	-
Consumer and HELOC	5,566	-	-	-

Totals:
Mortgage loans:
One-to-four family	1,929,579	82,800	1,785,970	44,641
Commercial	202,584	96,606	898,659	104,071
Consumer and HELOC	5,566	-	-	-

Total	$2,137,729	$179,406	$2,684,629	$148,712

Age Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:

	September 30, 2017
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$805,344	$898,032	$1,067,829	$2,771,205	$75,390,488	$78,161,693	$17,934
Commercial	391,043	57,573	198,990	647,606	44,086,766	44,734,372	-
Commercial and industrial	-	-	8,480	8,480	12,118,862	12,127,342	8,480
Consumer and HELOC	38,342	-	55,460	93,802	3,667,548	3,761,350	5,363
Total	$1,234,729	$955,605	$1,330,759	$3,521,093	$135,263,664	$138,784,757	$31,777

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past-Due Loans by Class (Continued)

	December 31, 2016
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$1,032,734	$440,259	$1,355,795	$2,828,788	$65,643,109	$68,471,897	$137,923
Commercial	302,576	-	203,382	505,958	24,701,420	25,207,378	-
Commercial and industrial	263,376	26,664	9,290	299,330	8,027,652	8,326,982	9,290
Consumer and HELOC	18,217	4,449	53,332	75,998	2,080,040	2,156,038	53,332
Total	$1,616,903	$471,372	$1,621,799	$3,710,074	$100,452,221	$104,162,295	$200,545

The following table presents the loans on nonaccrual status, by class:

	September 30,	December 31,
	2017	2016
Mortgage loans:
One-to-four family	$1,653,036	$1,314,836
Commercial	198,990	203,382
Commercial and industrial	-	-
Consumer and HELOC	50,096	-
Total	$1,902,122	$1,518,218

Credit Quality Information

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to their credit risk. The Bank uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

•	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
•	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
•	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Loans rated 8: Loans in this category are considered "doubtful" and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
•	Loans rated 9: Loans in this category are considered "loss" and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	September 30, 2017		December 31, 2016
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$44,252,166	$12,103,576	$24,713,074	$8,291,028
Loans rated 6	283,216	23,766	290,922	35,954
Loans rated 7	198,990	-	203,382	-
Ending balance	$44,734,372	$12,127,342	$25,207,378	$8,326,982

There were no loans rated 8 or 9 at September 30, 2017, or December 31, 2016.

For one-to-four family mortgage and consumer and HELOC loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	September 30, 2017		December 31, 2016
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$76,490,722	$3,705,890	$67,116,102	$2,102,706
Nonperforming	1,670,971	55,460	1,355,795	53,332
Total	$78,161,693	$3,761,350	$68,471,897	$2,156,038

Troubled Debt Restructurings

During the nine months ended September 30, 2017, the Bank modified three loans as troubled debt restructurings. In each of these instances where loans have been modified in troubled debt restructurings, the pre- and post-modified balances are the same. The concession granted by the Bank was an extension of the maturity date for all three of the loans noted.

There were no loans modified as troubled debt restructurings during 2016.

As of September 30, 2017 and December 31, 2016, the Bank allocated $6,742 and $32,131, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

The Bank did not have any loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting periods.

8.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Federal banking regulations require minimum capital ratios as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5 percent of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016, with an initial phase-in comprising 0.625 percent. Also, certain new deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. Management believes that the Bank's capital levels will remain characterized as "well capitalized" throughout the phase-in periods. As of September 30, 2017, the capital conservation buffer was 1.25%.

As of September 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of September 30, 2017 and December 31, 2016, are also presented in the table.

8.	REGULATORY CAPITAL REQUIREMENTS (Continued)

	September 30,		December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio

Common equity Tier 1 capital
(to risk-weighted assets)
Actual	$12,287,037	9.87%	$11,605,927	11.35%
For capital adequacy purposes	5,602,770	4.50	4,603,005	4.50
To be well capitalized	8,092,890	6.50	6,648,785	6.50

Tier 1 capital
(to risk-weighted assets)
Actual	$12,287,037	9.87%	$11,605,927	11.35%
For capital adequacy purposes	7,470,360	6.00	6,137,340	6.00
To be well capitalized	9,960,480	8.00	8,183,120	8.00

Total capital
(to risk-weighted assets)
Actual	$13,288,819	10.67%	$12,426,666	12.15%
For capital adequacy purposes	9,960,480	8.00	8,183,120	8.00
To be well capitalized	12,450,600	10.00	10,228,900	10.00

Tier 1 capital
(to average assets)
Actual	$12,287,037	7.93%	$11,605,927	8.20%
For capital adequacy purposes	6,200,880	4.00	5,661,360	4.00
To be well capitalized	7,751,100	5.00	7,076,700	5.00

9.	COMMITMENTS

In the normal course of business, the Bank makes various commitments that are not reflected in the Bank’s financial statements. The Bank offers such products to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Balance Sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Bank minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary.

Off-balance sheet commitments consist of the following:

	September 30,	December 31,
	2017	2016

Commitments to extend credit	$4,504,977	$7,876,738
Construction unadvanced funds	9,214,160	5,087,261
Unused lines of credit	3,607,967	2,460,320

	$17,327,104	$15,424,319

9.	COMMITMENTS (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consisted primarily of mortgage loan commitments. The Bank uses the same credit policies in making loan commitments and conditional obligations as it does for on-balance sheet instruments. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, as deemed necessary, is based upon management’s credit evaluation in compliance with the Bank’s lending policy guidelines.

In August 2017, the Bank entered into employment agreements with three executives that provide for a base salary and certain other benefits. The initial terms of the agreements are for three years with annual renewals thereafter. In the event of the executive’s termination without cause, as defined, the executive will receive a lump-sum cash payment equal to the amount remaining under the contract. Additional benefits are payable upon a change in control, as defined.

10.	FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad pricing levels are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data, when available.

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At September 30, 2017 and December 31, 2016, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

10.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the Balance Sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2017
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$554,149	$-	$554,149
Obligations of state and political subdivisions	-	1,603,842	-	1,603,842
Corporate bonds	-	404,332	-	404,332
U.S. treasury securities	197,199	-	-	197,199

	December 31, 2016
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$644,558	$-	$644,558
Obligations of state and political subdivisions	-	1,878,947	-	1,878,947
Corporate bonds	-	503,167	-	503,167
U.S. treasury securities	199,735	-	-	199,735

	September 30, 2017
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

	December 31, 2016
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Loans held for sale	$-	$-	$19,941,867	$19,941,867
Other real estate owned	-	-	59,932	59,932

10.	FAIR VALUE MEASUREMENTS (Continued)

Loans Held For Sale

Fair values are estimated based on the discounted value of contractual cash flows adjusted for current market inputs including interest rates and prepayment speeds, as well as adjustments for the credit quality of the borrowers.

Impaired Loans

Certain collateral-dependent impaired loans have been adjusted to fair value based on the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, along with management’s assumptions in various factors, such as selling costs and discounts for time since last appraised.

Other Real Estate Owned

Other real estate owned is measured at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at fair value, less cost to sell. Income and expense from operations and changes in valuation allowance are included in other noninterest expense.

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	September 30,		Valuation	(Weighted
	2017	Valuation Techniques	Unobservable Inputs	Average)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2016	Valuation Techniques	Unobservable Inputs	Average)
Loans held for sale	$19,941,867	Discounted cash flow	Discount rate	4.16% - 5.32%
				(4.70%)
			Conditional prepayment rate	7.50% - 42.96%
				(12.63%)

Other real estate owned	59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)

10.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30, 2017
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$6,317,192	$6,317,192	$6,317,192	$-	$-
Certificates of deposit	1,140,000	1,131,000	-	1,131,000	-
Investment securities:
Available for sale	2,759,522	2,759,522	197,199	2,562,323	-
Held to maturity	10,732	10,483	-	10,483	-
Loans, net	137,874,925	137,179,375	-	-	137,179,375
Accrued interest receivable	628,006	628,006	-	628,006	-
FHLB stock	2,020,300	2,020,300	-	-	2,020,300

Financial liabilities:
Deposits	118,920,088	119,311,088	40,571,899	-	78,739,189
FHLB advances	26,399,624	26,648,111	-	26,684,111	-
Accrued interest payable	198,762	198,762	-	198,762	-

	December 31, 2016
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$6,831,479	$6,831,479	$6,831,479	$-	$-
Certificates of deposit	1,390,000	1,426,000	-	1,426,000	-
Investment securities:
Available for sale	3,226,407	3,226,407	199,735	3,026,672	-
Held to maturity	14,130	13,735	-	13,735	-
Loans held for sale	19,941,867	19,941,867	-	-	19,941,867
Loans, net	103,747,049	104,569,049	-	-	104,569,049
Accrued interest receivable	523,055	523,055	-	523,055	-
FHLB stock	1,349,300	1,349,300	-	-	1,349,300

Financial liabilities:
Deposits	109,370,884	109,892,884	39,330,740	-	70,562,144
FHLB advances	19,124,500	19,139,500	-	19,139,500	-
Accrued interest payable	167,427	167,427	-	167,427	-

10.	FAIR VALUE MEASUREMENTS (Continued)

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. Since many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

Since certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Bank.

Cash and Cash Equivalents, Accrued Interest Receivable, FHLB Stock, and Accrued Interest Payable

The fair value is equal to the current carrying value.

Certificates of Deposit

The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

Securities

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I.

Loans Held for Sale

Fair values are estimated using current market inputs including interest rates and prepayment speeds, as well as adjustments for the credit quality of the borrowers.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans, Net

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Certain collateral dependent impaired loans have been adjusted to fair value based on the loan's collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, along with management's assumptions in various factors, such as selling costs and discounts for time since last appraised.

FHLB Advances

The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

Deposits

The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of the period end.

Commitments

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 10.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accumulated other comprehensive income (loss), beginning of period	$(12,607)	$33,400	$(47,388)	$6,529

Other comprehensive income (loss) on securities before reclassification, net of tax	652	(19,310)	35,664	8,024

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	-	(231)	(463)

Net other comprehensive income (loss)	652	(19,310)	35,433	7,561

Accumulated other comprehensive income (loss), end of period	$(11,955)	$14,090	$(11,955)	$14,090

13.	SUBSEQUENT EVENTS - REORGANlZATION AND STOCK OFFERING

Reorganization and Stock Offering

On August 23, 2017, the Board of Trustees of the Bank adopted a Plan of Mutual Holding Company Reorganization and Minority Stock Issuance (the “Plan”). The Pennsylvania Department of Banking and Securities issued its approval in a letter of non-objection dated November 13, 2017. The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting depositors of the Bank at a special meeting held on December 21, 2017. Pursuant to the Plan, the Bank proposes to convert into the mutual holding company form of ownership by converting to the stock form of ownership and issuing all its outstanding stock to SSB Bancorp, Inc. (the “Corporation”). Pursuant to the Plan, the Corporation will determine the total offering value and number of shares of common stock to be issued based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. The Corporation’s common stock will first be offered to eligible depositors of the Bank in a subscription offering. In addition, the Bank’s Board of Trustees will adopt an employee stock ownership plan (the “ESOP”) which will subscribe for up to 3.92% of the common stock to be outstanding following the reorganization and offering. The Corporation will be organized as a corporation under the laws of the State of Maryland and the public will own approximately 45% of the outstanding common stock of the Corporation with the remaining 55% of the outstanding common stock issued to SSB Bancorp, MHC, a mutual holding company organized under the laws of the Commonwealth of Pennsylvania, upon completion of the reorganization.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the reorganization and offering are unsuccessful, all deferred costs will be charged to operations. The Bank had incurred deferred reorganization costs of $471,000 as of September 30, 2017.

The reorganization will be accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities and equity unchanged as a result.

Tax Cuts and Jobs Act

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018.

As of September 30, 2017, the Bank had net deferred tax assets totaling $540,000.   Under U.S. generally accepted accounting principles, the Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Bank’s net deferred tax asset as of September 30, 2017 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act.  As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Bank will need to revalue its net deferred tax asset as of December 31, 2017.  The Bank estimates that this will result in a reduction in the value of its net deferred tax asset of approximately $203,000, which would be recorded as additional income tax expense in the Bank’s statement of operations in the fourth quarter of 2017.

The Bank’s revaluation of its deferred tax assets is subject to further clarification of the new law that cannot be estimated at this time. As such, the Bank is unable to make a final determination of the effect on quarterly and annual earnings for the period ending December 31, 2017, at this time. Additionally, the Bank is evaluating the other provisions of the Act and is unable to assess the effect on the Bank at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2017 and December 31, 2016 and results of operations for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of SSB Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note Regarding Forward-Looking Statements (Continued)

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	political instability;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	failures or breaches of our IT security systems;

•	the inability of third-party providers to perform as expected; and

•	our ability to successfully introduce new products and services, enter new markets, and capitalize on growth opportunities.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.

Management believes the accounting policies discussed below to be the most critical accounting policies, which involve the most complex or subjective decisions or assessments.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes that specific loans, or portions of loans, are uncollectible. The allowance for loan losses is evaluated on a regular basis, and at least quarterly, by management. Management reviews the nature and volume of the loan portfolio, local and national conditions that may adversely affect the borrower’s ability to repay, loss experience, the estimated value of any underlying collateral, and other relevant factors. The evaluation of the allowance for loan losses is characteristically subjective as estimates are required that are subject to continual change as more information becomes available.

The allowance consists of general and specific reserve components. The specific reserves are related to loans that are considered impaired. Loans that are classified as impaired are measured in accordance with accounting guidance (ASC 310-10-35). The general reserve is allocated for non-impaired loans and includes evaluation of changes in the trend and volume of delinquency, our internal risk rating process and external conditions that may affect credit quality.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the financial condition of the borrower. Loans that experience payment shortfalls and insignificant payment delays are typically not considered impaired. Management looks at each loan individually and considers all the circumstances around the shortfall or delay including the borrower’s prior payment history, borrower contact regarding the reason for the delay or shortfall and the amount of the shortfall. Collateral dependent loans are measured against the fair value of the collateral, while other loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate. All loans are measured individually.

Loan segments are reviewed and evaluated for impairment based on the segment’s characteristic loss history and local economic conditions and trends within the segment that may affect the repayment of the loans.

From time to time, we may choose to restructure the contractual terms of certain loans either at the borrower or Bank’s request. We review all scenarios to determine the best payment structure with the borrower to improve the likelihood of repayment. Management reviews modified loans to determine if the loan should be classified as a trouble debt restructuring. A trouble debt restructuring is when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Management considers the borrower’s ability to repay when a request to modify existing loan terms is presented. A transfer of assets to repay the loan balance, a modification of loan terms or a combination of these may occur. If an appropriate arrangement cannot be made, the loan is referred to legal counsel, at which time foreclosure will begin. If a loan is accruing at the time of restructuring, we review the loan to determine if it should be placed on non-accrual. It is our policy to keep a troubled debt restructured loan on non-accrual status for at least six months to ensure the borrower can repay, at that time management may consider its return to accrual status.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Troubled debt restructured loans are considered to be impaired.

Income Taxes. SSB Bank accounts for income taxes in accordance with accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. U.S. GAAP requires that we use the Balance Sheet Method to determine the deferred income, which affects the differences between the book and tax bases of assets and liabilities, and any changes in tax rates and laws are recognized in the period in which they occur. Deferred taxes are based on a valuation model and the determination on a quarterly basis whether all or a portion of the deferred tax asset will be recognized.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”).  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018.

As of September 30, 2017, the Bank had net deferred tax assets totaling $540,000.   Under U.S. generally accepted accounting principles, the Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Bank’s net deferred tax asset as of September 30, 2017 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act.  As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Bank will need to revalue its net deferred tax asset as of December 31, 2017.  The Bank estimates that this will result in a reduction in the value of its net deferred tax asset of approximately $203,000, which would be recorded as additional income tax expense in the Bank’s statement of operations in the fourth quarter of 2017.

The Bank’s revaluation of its deferred tax assets is subject to further clarification of the new law that cannot be estimated at this time. As such, the Bank is unable to make a final determination of the effect on quarterly and annual earnings for the period ending December 31, 2017, at this time. Additionally, the Bank is evaluating the other provisions of the Act and is unable to assess the effect on the Bank at this time.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. SSB Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by SSB Bank can be found in Notes 10 and 11 to the unaudited interim financial statements.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At September 30, 2017, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets were $158.3 million at September 30, 2017, an increase of $17.0 million or 12.0% compared to December 31, 2016. The increase was due primarily to an increase in net loans of $34.1 million, or 32.9%. A significant portion of the increase in net loans was due to the reclassification of $12.6 million in loans held for sale back to loans held for investment. Loans held for sale totaled $19.9 million as of December 31, 2016, while no loans were classified as held for sale as of September 30, 2017. The additional growth in the loan portfolio is due to increased originations. Additionally, premises and equipment increased from $1.7 million at December 31, 2016 to $4.3 million at September 30, 2017, an increase of $2.6 million. The increase is mainly attributable to the opening of a new headquarters and branch office in September 2017.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $514,000, or 7.5%, to $6.3 million at September 30, 2017 from $6.8 million at December 31, 2016. We continued to use excess liquidity to fund loan demand.

Net Loans. Net loans at September 30, 2017 totaled $137.9 million compared to $103.7 million at December 31, 2016, an increase of $34.1 million, or 32.9%. The increase was primarily due to the reclassification of $12.6 million in loans held for sale to loans held for investment in June 2017. One- to four-family mortgages increased from $68.5 million to $78.2 million, while commercial real estate loans increased from $25.2 million to $44.7 million. Both of these increases were impacted by the reclassification of the loans held for sale to loans held for investment, with $6.0 million in commercial mortgage loans being reclassified and $6.6 million in one- to four-family mortgages being reclassified. The loans were transferred at fair value with a valuation discount of $255,000 that is being accreted to interest income over the remaining life of the loans. Commercial and industrial loans increased by $3.8 million, or 45.6%, to $12.1 million at September 30, 2017 from $8.3 million at December 31, 2016. Consumer and home equity lines of credit increased by $1.6 million or 74.4%, to $3.8 million at September 30, 2017 from $2.2 million at December 31, 2016.

Loans Held for Sale. Loans held for sale decreased from $19.9 million at December 31, 2016 to none at September 30, 2017. In June 2017, $6.9 million of one- to four-family mortgages were sold and the remaining held for sale portfolio was reclassified to loans held for investment. The decision to reclassify the loans as being held for investment was made as there was weak demand for one- to four-family and commercial mortgage loans on the secondary market.

Available for Sale Securities. Securities available for sale decreased by $467,000, or 14.5%, to $2.8 million at September 30, 2017 from $3.2 million at December 31, 2016. The decrease was due to the sale of two municipal bonds totaling $313,000 and the maturity of a $100,000 corporate bond.

Deposits. Total deposits increased to $118.9 million at September 30, 2017 compared to $109.4 million at December 31, 2016. The increase of $9.5 million, or 8.7%, was primarily due to increases in time deposits of $8.3 million, or 11.9%, from $70.0 million at December 31, 2016 to $78.3 million at September 30, 2017. There was also an increase in money market accounts of $1.0 million, or 7.4%, to $14.7 million at September 30, 2017 from $13.7 million at December 31, 2016. The increase in time deposits was primarily due to originations through brokers or listing services to fund normal lending operations.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased by $7.3 million, or 38.0%, to $26.4 million at September 30, 2017 from $19.1 million at December 31, 2016. The increase in borrowings was necessary to fund loan growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Equity (Net Worth). Total equity (net worth) increased by $716,000, or 6.2%, to $12.3 million at September 30, 2017 from $11.6 million at December 31, 2016. The increase in net worth was due to net income of $681,000 during the nine months ended September 30, 2017, as well as other comprehensive income of $35,000 due to changes in the net unrealized gains/losses in the available for sale securities portfolio.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Net Income. Net income totaled $129,000 for the three months ended September 30, 2017, compared to net income of $210,000 for the three months ended September 30, 2016, a decrease of $81,000, or 38.6%. The decrease was due to a $329,000 increase in non-interest expense and a $36,000 increase in the provision for loan losses, which were partially offset by a $172,000 increase in net interest income, a $76,000 decrease in the provision for income taxes and a $36,000 increase in non-interest income.

Interest and Dividend Income. Interest and dividend income increased $242,000, or 18.1%, to $1.6 million for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016. Interest income on loans increased $230,000, or 17.8%. This increase is primarily attributable to an increase in the average balance of loans and loans held for sale. The average balance increased from $112.9 million to $134.9 million; an increase of $22.0 million or 19.5%. The weighted average yield on loans and loans held for sale increased two basis points from 4.45% for the three months ended September 30, 2016 to 4.47% for the three months ended September 30, 2017.

Interest Expense. Total interest expense increased $70,000, or 13.6%, to $584,000 for the three months ended September 30, 2017, compared to $514,000, for the three months ended September 30, 2016. Interest expense on deposit accounts increased $47,000, or 11.8%, to $445,000 for the three months ended September 30, 2017 compared to $398,000 for the three months ended September 30, 2016. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $15.0 million or 14.9% from $100.5 million for the three months ended September 30, 2016, to $115.5 million for the three months ended September 30, 2017. The cost of funds associated with interest-bearing deposits decreased four basis points, from 1.57% to 1.53%.

Interest expense on Federal Home Loan Bank advances increased $24,000, or 20.7%, to $140,000 for the three months ended September 30, 2017, from $116,000 for the three months ended September 30, 2016. The increase was driven by the increase in the average balance of advances from $19.1 million to $26.4 million, which was due to management utilizing advances as a funding source for loan originations. The increased cost associated with the advances was partially offset by a decline in the cost of these funds, which decreased from 2.40% to 2.10%.

Net Interest Income. Net interest income increased $172,000, or 20.9%, to $995,000 for the three months ended September 30, 2017 from $823,000 for the three months ended September 30, 2016. This increase reflected an increase in the interest rate spread to 2.63% for the three months ended September 30, 2017 compared to 2.41% for the three months ended September 30, 2016. In addition, the net interest margin rose to 2.68% for the three months ended September 30, 2017 from 2.50% for the three months ended September 30, 2016. The increase in both the interest rate spread and net interest margin was the result of our ability to generate additional yield on the loan portfolio through growth within the commercial mortgage segment while effectively managing our cost of funds.

Provision for Loan Losses. The provision for loan losses increased $36,000, or 144.0%, to $61,000 for three months ended September 30, 2017, from $25,000 for the three months ended September 30, 2016. The increase in the provision for loan losses was due to the growth in the loan portfolio and the change in focus from the one- to four-family mortgage loans to commercial mortgage loans and commercial and industrial loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Loan Losses (Continued)

The allowance for loan losses reflects the estimate we believe appropriate to cover incurred probable losses. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could change based upon the risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers and other relevant factors.

Non-Interest Income. Non-interest income increased $36,000, or 38.3% to $130,000 for the three months ended September 30, 2017, from $94,000 for the comparable three months ended September 30, 2016. The increase was primarily due to gains on sale of loans. Gains on sale of loans totaled $83,000 for the three months ended September 30, 2017, compared to $56,000 for the three months ended September 30, 2016, an increase of $27,000, or 48.2%. We intend to continue to sell conforming one- to four-family residential loans on the secondary market as part of our operating strategy, subject to market conditions.

Non-Interest Expense. Non-interest expense increased $329,000, or 58.4%, to $892,000 for the three months ended September 30, 2017, compared to $563,000 for the three months ended September 30, 2016. Salaries and employee benefits increased $155,000, or 55.6%, to $434,000 for the three months ended September 30, 2017 from $279,000 for the comparable three months ended September 30, 2016. The increase was primarily due to the addition of staff due to continued growth. Data processing expense increased $21,000, or 41.2%, to $72,000 for the three months ended September 30, 2017, from $51,000 for the comparable three months ended September 30, 2016 due to additions to our customer product and services offerings. Additionally, professional fees increased $98,000, or 181.5%, to $152,000 for the three months ended September 30, 2017, from $54,000 for the comparable three months ended September 30, 2016. The increase is principally due to additional accounting and auditing expenses as we prepare for our registration as a public company.

Income Taxes. The income tax provision decreased from $119,000, to $43,000, a decrease of $76,000 or 63.9%. The effective tax rate was 25.0% for the three months ended September 30, 2017, and 36.2% for the three months ended September 30, 2016. The lower effective tax rate reflected a higher percentage of tax-exempt income as compared to total income.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Net Income. Net income for the nine months ended September 30, 2017 was $681,000 compared to net income of $529,000 for nine months ended September 30, 2017, an increase of $152,000 or 28.7%. The increase was primarily due to a $720,000 increase in net interest income and a $151,000 increase in non-interest income, partially offset by an increase of $572,000 in non-interest expense during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $941,000, or 24.5%, to $4.8 million for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016. Interest income on loans increased $915,000, or 24.7%. This increase is attributable to an increase in the average balance of loans and loans held for sale and an increase in the weighted average yield on loans. The average balance increased from $112.3 million to $132.7 million; an increase of $20.4 million or 18.2%. The weighted average yield on loans and loans held for sale increased 24 basis points from 4.32% to 4.56%.

Interest income on investment securities decreased $5,000, while income on other interest-earning assets, which includes dividends earned on Federal Home Loan Bank of Pittsburgh stock, increased $11,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest and Dividend Income (Continued)

Interest income on interest-bearing deposits increased $20,000 due primarily to the increase in yield from 24 basis points to 92 basis points, an increase of 68 basis points. This increase more than offset the decline in the average balance from $8.2 million for the nine months ended September 30, 2016 to $5.1 million for the nine months ended September 30, 2017, a decrease of $3.1 million or 37.6%.

Interest Expense. Total interest expense increased $221,000, or 15.1%, to $1.7 million for the nine months ended September 30, 2017, compared to $1.5 million for the nine months ended September 30, 2016. Interest expense on deposit accounts increased $168,000, or 15.1%, to $1.3 million for the nine months ended September 30, 2017, compared to $1.1 million for the nine months ended September 30, 2016. The increase was driven by an increase in the average balance of interest-bearing deposits, which increased $12.1 million, or 12.0%, from $101.0 million for the nine months ended September 30, 2016 to $113.1 million for the nine months ended September 30, 2017. Additionally, the cost of funds associated with interest-bearing deposits increased four basis points, from 1.47% to 1.51%.

Interest expense on Federal Home Loan Bank advances increased $53,000, or 15.3%, to $400,000 for the nine months ended September 30, 2017, from $347,000 for the nine months ended September 30, 2016. The increase was attributable to the increase in the average balance of advances from $19.1 million to $25.2 million, which was due to management utilizing advances as a funding source for loan originations. The increased cost associated with the advances was offset by a decline in the cost of these funds, which decreased from 2.43% to 2.12%.

Net Interest Income. Net interest income increased $720,000, or 30.2%, to $3.1 million for the nine months ended September 30, 2017, from $2.4 million for the nine months ended September 30, 2016. This increase reflected an increase in the interest rate spread to 2.73% for the nine months ended September 30, 2017, compared to 2.34% for the nine months ended September 30, 2016. In addition, the net interest margin rose to 2.80% for the nine months ended September 30, 2017 from 2.43% for the nine months ended September 30, 2016. The increase in both the interest rate spread and net interest margin was the result of our ability to generate additional yield on the loan portfolio through growth within the commercial mortgage segment while effectively managing our cost of funds. Additionally, interest income on loans was impacted by out-of-period recoveries related to an impaired loan amounting to $95,000 and $77,000 for nine months ended September 30, 2017 and 2016, respectively.

Provision for Loan Losses. The provision for loan losses increased $64,000, or 54.7% to $181,000 for nine months ended September 30, 2017 from $117,000 for the nine months ended September 30, 2016. The increase in the provision for loan losses was due to the growth in the loan portfolio and the change in focus from the one- to four-family mortgage loans to commercial mortgage loans and commercial and industrial loans.

Non-Interest Income. Non-interest income increased $151,000, or 62.1% to $394,000 for the nine months ended September 30, 2017 from $243,000 for the nine months ended September 30, 2016. The increase was primarily due to gains on the sale of loans. Gains on the sale of loans totaled $272,000 for the nine months ended September 30, 2017, compared to $125,000 for the nine months ended September 30, 2016, an increase of $147,000, or 117.6%.

Non-Interest Expense. Non-interest expense increased $572,000, or 33.6%, to $2.3 million for the nine months ended September 30, 2017, compared to $1.7 million for the nine months ended September 30, 2016. Salaries and employee benefits increased $333,000, or 41.0%, to $1.1 million for the nine months ended September 30, 2017, from $812,000 for the nine months ended September 30, 2016. The increase was primarily due to the addition of staff due to continued growth. Data processing expense increased $55,000, or 35.5%, to $210,000 for nine months ended September 30, 2017 from $155,000 for the comparable nine months ended in 2016 due to additions to our customer product and services offerings. Additionally, professional fees increased $88,000, or 47.6%, to $273,000 for the nine months ended September 30, 2017 from $185,000 for the comparable nine months ended September 30, 2016. The increase is principally due to additional accounting and auditing expenses as we prepare for our registration as a public company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Interest Expense (Continued)

Income Taxes. The income tax provision increased from $277,000 to $360,000, an increase of $83,000 or 30.0%, due to an increase in pre-tax income. The effective tax rate was 34.6% for the nine months ended September 30, 2017 and 34.4% for the nine months ended September 30, 2016.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Our interest rate risk profile is considered liability-sensitive, which means that if interest rates rise our deposits and other interest-bearing liabilities would be expected to reprice to higher interest rates faster than would our loans and other interest-earning assets. We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. In recent years, we have implemented the following strategies to manage our interest rate risk:

•	increasing lower cost core deposits and limiting our reliance on higher cost funding sources, such as time deposits; and

•	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments, and selling one- to four-family residential mortgage loans, which have fixed interest rates and longer terms.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.

We do not currently engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Economic Value of Equity. We analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the difference between the present value of assets and the present value of liabilities. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then calculate what the EVE would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Economic Value of Equity (Continued)

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at September 30, 2017.  All estimated changes presented in the table are substantially in compliance with policy limits approved by our board of trustees.

Basis Point ("bp") Change in Interest		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400 bp	$5,872	$(6,320)	(51.84)%	4.27%	(3.47)%
+300 bp	7,081	(5,112)	(41.93)%	4.99%	(2.75)%
+200 bp	8,840	(3,353)	(27.50)%	6.01%	(1.72)%
+100 bp	10,647	(1,546)	(12.68)%	6.99%	(0.75)%
0	12,193	-	0.00%	7.74%	0.00%
(100) bp	12,227	84	0.69%	7.61%	(0.12)%

(1)       Assumes instantaneous parallel changes in interest rates.

(2)       EVE ratio represents the EVE divided by the economic value of assets.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2017, we had cash and cash equivalents of $6.3 million. As of September 30, 2017 we had $26.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $50.4 million of available borrowing capacity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

At September 30, 2017, we had $13.7 million of loan commitments outstanding and $3.6 million of unused lines of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of September 30, 2017 totaled $20.3 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at September 30, 2017. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. At September 30, 2017, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
			(In thousands)
At September 30, 2017:
Long-term debt obligations	$26,400	$9,275	$7,125	$-	$10,000
Operating lease obligations	25	25	-	-	-
Purchase obligations	24	24	-	-	-

At December 31, 2016:
Long-term debt obligations	$19,125	$2,000	$2,000	$5,125	$10,000
Operating lease obligations	60	48	12	-	-
Construction obligations	1,300	1,300	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and unused lines of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2 of this quarterly report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

A material weakness was previously discussed in the Company’s S1/A filing effective as of November 13, 2017. During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2017, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

PART II – OTHER INFORMATION (Continued)

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

PART II – OTHER INFORMATION (Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: December 27, 2017	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President, Chief Executive Office and Chief Financial Officer

