Form 10-K
period 2017-12-31
SSB Bancorp, Inc.
filed 2018-04-17
CIK 1716188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number: 000-55898

SSB Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	82-2776224
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
8700 Perry Highway, Pittsburgh, Pennsylvania	15237
(Address of principal executive offices)	(Zip code)
(412) 837-6955
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $-0-.
As of April 13, 2018 there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (Part III)

i

EXPLANATORY NOTE
SSB Bancorp, Inc. (the “Company,” “we,” “us” or “our”) was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into the mutual holding company structure. As of December 31, 2017, the reorganization had not been completed. It was completed effective January 24, 2018. As of December 31, 2017, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited financial statements, and other financial information, contained in this annual report on Form 10-K relate solely to SSB Bank.
ii

PART I
ITEM 1.
Business

Forward Looking Statements
This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:
•
statements of our goals, intentions and expectations;

•
statements regarding our business plans, prospects, growth and operating strategies;

•
statements regarding the quality of our loan and investment portfolios; and

•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•
general economic conditions, either nationally or in our market areas, that are worse than expected;

•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•
our ability to access cost-effective funding;

•
fluctuations in real estate values and both residential and commercial real estate market conditions;

•
demand for loans and deposits in our market area;

•
our ability to implement and change our business strategies;

•
competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;

•
adverse changes in the securities or secondary mortgage markets;

•
changes in tax law, or laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•
political instability;

•
changes in the quality or composition of our loan or investment portfolios;

•
technological changes that may be more difficult or expensive than expected;

•
failures or breaches of our IT security systems;

•
the inability of third-party providers to perform as expected;

•
our ability to manage market risk, credit risk and operational risk in the current economic environment;

•
our ability to successfully introduce new products and services, enter new markets, and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•
changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•
our ability to retain key employees;

•
our compensation expense associated with equity allocated or awarded to our employees; and

•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
SSB Bancorp, Inc.
SSB Bancorp, Inc., a Maryland corporation organized on August 17, 2017, was incorporated as part of the mutual holding company reorganization of SSB Bank, which was completed on January 24, 2018. In the reorganization, SSB Bancorp, Inc. sold 1,011,712 shares of common stock to the public at $10.00 per share, representing 45% of its outstanding shares of common stock. SSB Bancorp, MHC owns 1,236,538, or 55%, of the outstanding common stock of SSB Bancorp, Inc.
SSB Bancorp, Inc. owns 100% of the common stock of SSB Bank. SSB Bancorp, Inc. was not an operating company at December 31, 2017 and became the holding company for SSB Bank upon completion of the reorganization.
SSB Bancorp, Inc. conducts its operations primarily through its wholly owned subsidiary, SSB Bank, a Pennsylvania-chartered savings bank. SSB Bancorp, Inc. manages its operations as one unit, and does not have separate operating segments.
The executive offices of SSB Bancorp, Inc. are located at 8700 Perry Highway, Pittsburgh, Pennsylvania 15237, and its telephone number is (412) 837-6955.
SSB Bancorp, MHC
SSB Bancorp, MHC, a Pennsylvania-chartered mutual holding company was formed as part of the reorganization. Upon completion of the reorganization, which was completed on January 24, 2018, SSB Bancorp, MHC does and will, for as long as it is in existence, own a majority of the outstanding shares of SSB Bancorp, Inc.’s common stock. SSB Bancorp, MHC’s principal assets are the common stock of SSB Bancorp, Inc. it received in the reorganization and offering and $40,000 of cash from its initial capitalization. Presently, it is expected that the only business activity of SSB Bancorp, MHC will be to own a majority of SSB Bancorp, Inc.’s common stock. SSB Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under Pennsylvania law, including investing in loans and securities.
SSB Bank
SSB Bank is a Pennsylvania-chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. We conduct our business from our main office and one branch office. Both of our banking offices are located in Pittsburgh, Pennsylvania, which is located in Allegheny County in western Pennsylvania. At December 31, 2017, SSB Bank had total consolidated assets of  $171.9 million, net loans of  $140.6 million, deposits of  $132.4 million, and net worth of  $12.1 million.

Historically, our business has consisted primarily of taking deposits from the general public and investing those funds, along with borrowings from the Federal Home Loan Bank of Pittsburgh, in one- to four-family residential real estate loans and, to a lesser extent, commercial real estate, commercial and industrial, and consumer loans. More recently, we have increased our focus on originating commercial real estate and commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans, and assist in managing interest rate risk. To a limited extent, we also invest in securities for liquidity purposes. At December 31, 2017, our investment portfolio consisted municipal bonds, corporate bonds, mortgage-backed securities and U.S. treasury securities. We offer a variety of deposit products, including checking accounts, savings accounts and time deposits.
Our main office is located at 8700 Perry Highway, Pittsburgh, Pennsylvania 15237, and our telephone number at that address is (412) 837-6955. Our website address is www.ssbpgh.com. Information on our website is not and should not be considered a part of this annual report.
Market Area
SSB Bank provides financial services to individual consumers and businesses from its main branch office and headquarters located in the North Hills of Pittsburgh as well as its branch office located in the Northside of Pittsburgh. We view Allegheny County and the adjacent portions of surrounding counties as our primary market area for deposits and lending. We view the neighborhoods located in the North Side of Pittsburgh and in the North Hills Area of Pittsburgh as primary areas for growth.
Our primary focus in the marketplace is on small businesses, real estate investors, and homeowners. We believe that we have developed products and services that will meet the financial needs of our current and future customer base. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current business customers in particular.
Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large national and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.
Lending Activities
General.   Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, and consumer loans. More recently, we have increased our focus on originating commercial real estate and commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans, and assist in managing interest rate risk. At December 31, 2017, our portfolio consisted predominantly of one- to four-family mortgages and commercial real estate loans. We primarily make loans to customers located in Allegheny County.
Historically, we have not originated significant amounts of loans for sale. In recent years, we have increased this activity in order to manage the duration and time to repricing of our loan portfolio, to manage interest rate risk, and to generate fee income. Currently, we generally attempt to sell all fixed-rate residential mortgages that we originate, with servicing rights retained. We also engage in a significant amount of loan participation sales of loans in our commercial portfolio in order to manage portfolio risk.
One- to Four-Family Residential Real Estate Lending.   At December 31, 2017, we had $75.9 million of loans secured by one- to four-family real estate, representing 53.6% of our total loan portfolio. Our one- to four-family residential real estate loans typically have terms of up to 30 years. Our adjustable-rate one- to four-family residential mortgage loans have an initial five year fixed-interest rate period followed by annual adjustments to the interest rate. Interest rates are generally based on LIBOR. Our one- to four-family residential real estate loans are generally underwritten to internal guidelines, although recently we have begun underwriting loans to agency guidelines. We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we occasionally make one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80% of the purchase price or appraised value, whichever is less, with private mortgage insurance, but not to exceed 95%.
We also have a mortgage banking operation that generates mortgage loans through three mortgage loan originators and three correspondent mortgage companies. Loans are originated both for sale in the secondary market and for retention in portfolio.
Currently, we retain all adjustable-rate residential mortgage loans that we originate and generally seek to sell the majority of fixed-rate residential mortgage loans that we originate, with servicing rights retained, through the Mortgage Partnership Finance program administered by the Federal Home Loan Bank. During the years ended December 31, 2017 and 2016, we sold $14.5 million and $5.5 million, respectively, of one- to four-family mortgages. During the years ended December 31, 2017 and 2016, we earned servicing fee income of  $97,000 and $66,000, respectively. At December 31, 2017, we serviced $45.4 million of one- to four-family residential real estate loans held by others.
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. Additionally, we do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan, or mortgage loans with balloon terms, pursuant to which a loan does not fully amortize over its relatively short term and the outstanding amount becomes payable in full at the end of the term.
Commercial Real Estate Loans.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by one- to four-family and multi-family non-owner occupied investment properties, hotels, and mixed-use properties, which may include both apartment and condominium units and retail or office space, all of which are located in our primary market area. At December 31, 2017, we had $50.1 million in commercial real estate loans, representing 35.4% of our total loan portfolio. This amount included $35.7 million of one- to four-family, non-owner-occupied investment properties, and $5.2 million of multi-family residential real estate loans, which are described below. At December 31, 2017, $9.2 million of our commercial real estate loans were for owner-occupied properties.
Our commercial real estate loans are generally balloon loans, with a five-year, fixed interest rate term based on a 20-year amortization schedule. We also offer fifteen-year, fixed-interest rate commercial real estate loans, without balloon terms. We also offer ten and twenty-year fixed-rate multi-family residential real estate loans, without balloon terms. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2017, the average balance of our commercial real estate loans was $160,000, and our largest commercial real estate loan totaled $1.5 million and was secured by commercial real estate. At December 31, 2017, this loan was performing according to its original terms.
We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We require appraisals by state certified appraisers for all real estate related or business purpose loans for $250,000 or more. Personal guarantees are generally obtained by individuals who own 20% or more of the borrowing business. We engage a third party to perform a preliminary site evaluation to determine environmental risk for each commercial property and conduct additional testing, if necessary.
We generally limit our loans-to-one borrower to 10% of capital, or approximately $1.2 million at December 31, 2017. At December 31, 2017, our largest commercial real estate relationship was approximately $3.0 million, which amount consists of loans secured by one- to four-family non-owner occupied and multi-family properties.

In recent years, we have begun to sell participation interests in individual commercial real estate loans that we originate to other financial institutions in order to reduce portfolio risk and manage our liquidity. Generally we retain 50% of the loan amount and continue to service such loans.
Multi-Family Residential Real Estate Loans.   At December 31, 2017, multi-family real estate loans totaled $5.2 million, or 3.7% of our total loan portfolio. Our multi-family real estate loans are typically secured by properties consisting of five or more rental units in our market area. At December 31, 2017, our largest multi-family residential real estate loan had an outstanding balance of  $540,000 and was secured by real estate containing retail space and apartments. At December 31, 2017, this loan was performing according to its original terms.
Our multi-family residential real estate loans are generally balloon loans, with five-year, seven-year or ten-year fixed-interest rate terms based on a 20-year amortization schedule. The maximum loan-to-value ratio of our multi-family residential real estate loans is generally 80% and we generally limit our loans-to-one borrower to 10% of capital, or approximately $1.2 million at December 31, 2017.
We consider a number of factors in originating multi-family residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We require appraisals by state certified appraisers for all real estate related or business purpose loans for $250,000 or more. Personal guarantees are generally obtained by individuals who own 20% or more of the borrowing business. We engage a third party to perform a preliminary site evaluation to determine environmental risk for each multi-family residential property and conduct additional testing, if necessary.
In recent years, we have begun to sell participation interest in individual multi-family real estate loans that we originate to other financial institutions in order to reduce portfolio risk and manage our liquidity. Generally we retain 50% of the loan amount and continue to service such loans. We are not an active purchaser of such loans.
Construction Loans.   We originate loans to individual homeowners and a limited group of established local builders to finance the construction of one- to four-family residential properties, and commercial and multi-family properties. At December 31, 2017, construction loans totaled $11.2 million, or 7.9% of our total loan portfolio, consisting of  $9.9 million of one- to four-family residential construction loans and $1.3 million of commercial and multi-family real estate construction loans. These loans generally are secured by properties located in our primary market area. We generally do not originate speculative construction loans, which are construction loans made to a builder who does not have a buyer under contract for the completed property when we originate the loan. At December 31, 2017, we did not have any speculative construction loans outstanding.
Our commercial and multi-family real estate construction loans typically involve purchase and renovation projects, and are primarily secured by non-owner-occupied properties located within the Pittsburgh city limits. Generally, the construction period of these loans may last up to 18 months, during which the borrower may make payments of interest only. Upon completion of construction, commercial construction loans generally become fixed-rate five-year balloon loans, based on a 20-year amortization schedule. The maximum loan-to-value ratio of such loans is generally 80%.
We also offer residential construction mortgages, which are made for the purpose of constructing a borrower’s primary residence. Generally, the construction period of these loans may last up to 12 months, during which a borrower may make payments of interest only. Construction periods of longer than 12 months require the approval of our senior lending officer or the president, chief executive officer and chief financial officer. Licensed contractors must be approved by us and an inspection of the construction process is performed before each scheduled disbursement to verify the stages of construction. Upon completion of construction, all residential construction mortgages become fixed-rate mortgages, which we attempt to sell, with servicing rights retained. The home must be fully completed and certified as such by the inspector before final disbursements and permanent financing.

At December 31, 2017, our largest construction loan had an outstanding balance of  $700,000 and was secured by residential real estate. At December 31, 2017, this loan was performing according to its original terms.
Commercial and Industrial Loans.   We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships, and small businesses. Our commercial lending efforts focus on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas. These loans are generally secured by blanket liens on business assets, although we do from time to time offer unsecured lines of credit. At December 31, 2017, commercial and industrial loans were $11.5 million, or 8.1% of total loans, of which $651,000 were unsecured.
Our commercial lending products include term loans and revolving lines of credit. Commercial lines of credit are typically made with variable interest rates, which are adjusted annually and float over time. Term loans generally consist of fixed-rate loans for equipment, with terms of up to seven years and a maximum loan-to-value ratio of 100% of the purchase price.
When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.
Our largest commercial and industrial loan at December 31, 2017 totaled $1.2 million and was a term loan secured by accounts receivable, inventory, equipment and other business assets. At December 31, 2017, this loan was performing in accordance with its original terms.
Consumer Loans and Home Equity Lines of Credit.   We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans consist primarily of loans on new and used automobiles, as well as second mortgage loans and home equity lines of credit. Adjustable-rate lines of credit are prime-based and reset each quarter. The maximum term for auto loans depends on the age of the vehicle, generally with a maximum term of seven years and maximum amount of  $75,000, for new vehicles. Unsecured lines of credit, home equity loans, and home equity lines of credit have terms of up to 5, 10, and 20 years, respectively. The maximum loan-to-value ratio for home equity loans and lines of credit is generally up to 90% (taking into account any outstanding first mortgage loan balance), while the maximum amount for home equity lines of credit is generally $250,000. At December 31, 2017, consumer loans and home equity lines of credit were $4.0 million, or 2.8% of total loans, of which $1.7 million were new and used auto loans.
The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan, including an assessment of the borrower’s debt-to-income ratio. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. Borrowers are required to maintain insurance coverage whenever collateral is pledged in support of the loan.
Loan Underwriting Risks
Commercial Real Estate Loans.   Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Additional environmental evaluations are performed, if required.
If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Additionally, commercial construction lending presents additional risks when compared with traditional permanent lending, because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.
Commercial and Industrial Loans.   Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.
Adjustable-Rate Loans.   While we believe that adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.
Balloon Loans.   Although balloon loans help to mitigate our vulnerability to interest rate risk because they reprice at the end of the short balloon term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline or if interest rates rise before the expiration of the balloon term.
Consumer Loans.   Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases and Sales of Loans
Lending activities are conducted by loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We primarily originate fixed-rate residential mortgage loans and adjustable-rate commercial real estate loans. Our ability to originate adjustable-rate loans is dependent upon customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from existing customers, real estate agents, brokers, attorneys, builders and others.
We also purchase loans from correspondent banks to supplement our loan production. These loans generally consist of one- to four-family residential mortgage loans. For the year ended December 31, 2017, we purchased $12.2 million of whole loans. Substantially all of our purchased loans are to borrowers located in our primary market area. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.
Generally, we seek to sell all of our fixed-rate residential real estate loans upon origination, with servicing rights retained, in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income. We currently sell loans through Mortgage Partnership Finance program administered by the Federal Home Loan Bank of Pittsburgh. We sold $21.5 million of fixed-rate residential mortgages during the year ended December 31, 2017, all on a servicing-retained basis. At December 31, 2017, we serviced $45.4 million of one- to four-family residential real estate loans and $5.5 million of commercial real estate loans for others and we generated $97,000 in loan servicing fee income during the year ended December 31, 2017.
In addition, we have begun to sell participation interests in individual commercial loans that we originate in order to reduce portfolio risk and manage our liquidity. We generally retain 50% of the loan amount and continue to service such loans.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Consistent with our lending policy, the board of directors has granted loan approval authority to certain senior officers up to prescribed limits, not exceeding $2.0 million in the case of the President and Chief Executive Officer, $1.0 million in the case of the Chief Lending Officer, and $500,000 in the case of the Commercial Loan Officer. Loans in excess of such amounts require the approval of the board of directors, as do any extensions of credit to borrowers who already have significant outstanding loan relationships. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by the board of directors. Exceptions are reported to the board of directors monthly.
Loans-to-One Borrower
Under Pennsylvania banking laws, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, which is the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. We have established an internal limit for an individual loan of 10% of our capital accounts, or approximately $1.2 million as of December 31, 2017.
Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, our internal loans-to-one borrower limit may be exceeded subject to the approval of the board of trustees. As of December 31, 2017 we had three loans that equaled or exceeded our individual loan limit with an aggregate balance of  $3.9 million. The three loans include a commercial and industrial loan of  $1.2 million secured by accounts receivable, inventory, equipment and other business assets; a commercial mortgage loan of  $1.2 million secured by commercial real estate, receivables, and an assignment of gross revenues; and a commercial mortgage of  $1.5 million secured by commercial real estate. At December 31, 2017, all three loans were performing in accordance with their original terms. At

December 31, 2017, our largest lending relationship consisted of 19 loans aggregating $3.0 million, secured by 1-4 family real estate and multifamily real estate. At December 31, 2017, each loan in this relationship was performing according to its original repayment terms.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government securities, deposits at the Federal Home Loan Bank of Pittsburgh, certificates of deposit of federally insured institutions, and investment grade corporate bonds. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock, which investment is based on the level of our Federal Home Loan Bank borrowings. Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2017. At December 31, 2017, our investment portfolio had a fair value of $2.6 million and consisted of municipal bonds, corporate bonds, mortgage-backed securities and U.S. treasury securities. See Notes 2, 3 and 4 of the Notes to Financial Statements.
Our investment objectives are to maintain liquidity for use in our lending and deposit activities and to supplement interest income when demand for loans is weak. The Asset and Liability Committee of our board of trustees has the overall responsibility for the investment portfolio. Our President, Chief Executive Officer and Chief Financial Officer is responsible for implementation of the investment policy and monitoring our investment performance. The Asset and Liability Committee is responsible for monthly and quarterly reviews and reports on the status of our investment portfolio.
Sources of Funds
General.   Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use Federal Home Loan Bank of Pittsburgh advances to supplement cash flow needs, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   The majority of our deposits are from depositors who reside in our primary market area, however, we do accept some brokered and listing service deposits. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At December 31, 2017, our deposits totaled $132.4 million.
Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate paid on such deposits, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates in order to attract deposits of a specific type or term.
Borrowings.   We use advances from the Federal Home Loan Bank of Pittsburgh to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2017, we had $79.1 million of available borrowing capacity with the Federal Home Loan Bank of Pittsburgh and had $26.4 million in advances outstanding.
Personnel
As of December 31, 2017, we had 17 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiaries
SSB Bank is the wholly-owned subsidiary of SSB Bancorp, Inc. SSB Bancorp, Inc. and SSB Bank have no other subsidiaries.
Regulation and Supervision
General
As a bank holding company, SSB Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and Pennsylvania Department of Banking and Securities. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the Pennsylvania Department of Banking and Securities. SSB Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
SSB Bank is a Pennsylvania chartered stock savings bank. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. SSB Bank is subject to extensive regulation by the Pennsylvania Department of Banking and Securities, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. SSB Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. SSB Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of the 11 regional banks in the Federal Home Loan Bank System. SSB Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of SSB Bank’s loan documents.
The regulation and supervision of SSB Bank establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Set forth below is a description of certain material regulatory requirements that are applicable to SSB Bank and SSB Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on SSB Bank and SSB Bancorp, Inc. Any change in these laws or regulations, whether by federal legislators or the applicable regulatory agencies, could have a material adverse impact on the operations of SSB Bancorp, Inc. and SSB Bank.
Holding Company Regulation
SSB Bancorp, Inc. is a bank holding company within the meaning of Bank Holding Company of 1956, as amended. As such, SSB Bancorp, Inc. is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over SSB Bancorp, Inc. and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor;

(v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.
SSB Bancorp, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis), which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for SSB Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering rules. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies (with greater than $1.0 billion of assets) at January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased-in between 2016 and 2019.
A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of SSB Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.
Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.
The status of SSB Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act of 1956 does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.
Federal Securities Laws
SSB Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. SSB Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status
SSB Bancorp, Inc. is an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company in January 2023, five years after the completion of our initial stock offering.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SSB Bancorp, Inc. has in place policies, procedures and systems designed to comply with these regulations, and SSB Bancorp, Inc. periodically reviews such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company, such as SSB Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with SSB Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
Dodd-Frank Act
The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. The Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and now has the authority to impose new requirements. However, institutions of less than $10 billion in assets, such as SSB Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their federal prudential regulator, although the Consumer Financial Protection Bureau has back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.
In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or still require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for SSB Bank and SSB Bancorp, Inc.
The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). The federal agencies have issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.
Pennsylvania Savings Bank Law
The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Pennsylvania Department of Banking and Securities. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking and Securities in its supervision and regulation of state-chartered savings banks.
The Pennsylvania Department of Banking and Securities generally examines each savings bank not less frequently than once every two years. Although the Pennsylvania Department of Banking and Securities may accept the examinations and reports of the Federal Deposit Insurance Corporation in lieu of its own examination, the current practice is for the Department of Banking to conduct individual examinations. The Pennsylvania Department of Banking and Securities may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, or employee of a savings bank engaged in a violation of law, unsafe or unsound practice or breach of fiduciary duty to show cause at a hearing before the Pennsylvania Department of Banking and Securities why such person should not be removed. The Pennsylvania Department of Banking and Securities may also appoint a receiver or conservator for an institution in appropriate cases.
The “Banking Law Modernization Package” was Pennsylvania legislation effective on December 24, 2012. The legislation was intended to update, simplify and modernize the banking laws of Pennsylvania and reduce regulatory burden where possible. The legislation, among other things, increased the threshold for investments in bank premises without the approval of the Pennsylvania Department of Banking and Securities from 25% of capital, surplus, undivided profits and capital securities to 100%, eliminated archaic lending requirements and pricing restrictions, and changed the procedure for Pennsylvania chartered institutions closing a branch from an application for approval to a notice. The legislation also clarified the examination and enforcement authority of the Pennsylvania Department of Banking and Securities over subsidiaries of Pennsylvania institutions, and authorized the assessment of civil money penalties of up to $25,000 under certain circumstances for violations of laws or orders related to the institution or unsafe or unsound practices or breaches of fiduciary duties.
In the case of a Pennsylvania-chartered savings bank, the Banking Code states that no dividend may be paid out of surplus without the approval of the Pennsylvania Department of Banking and Securities. Dividends may be paid out of accumulated net earnings. No dividend may generally be paid that would result in SSB Bank failing to comply with its regulatory capital requirements.

Federal Bank Regulation
Capital Requirements.   Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as SSB Bank, are required to comply with minimum leverage capital requirements. The minimum capital leverage requirement is a ratio of Tier 1 capital to total assets that is not less than 4.0%. Tier 1 capital consists of common equity Tier 1 (“CET1”) and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions.
The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to risk-weighted categories ranging from 0.0% to 200.0%, with higher levels of capital being required for the categories perceived as representing greater risk.
State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stock, plus related surplus and retained earnings. Under the new capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the new capital rules’ specific requirements. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. SSB Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available for sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” which, when fully phased in, will consist of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective on January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness.   As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities.   All state-chartered Federal Deposit Insurance Corporation-insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Pennsylvania law, whichever is less.
In addition, the Federal Deposit Insurance Corporation is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Interstate Banking and Branching.   Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Regulatory Action.   Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a Tier 1 leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a Tier 1 leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a Tier 1 leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a Tier 1 leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2017, SSB Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.   Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
Enforcement.   The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including SSB Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” It may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts.   SSB Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in SSB Bank are insured up to a maximum of  $250,000 for each separately insured depositor.
The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under its risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by regulation, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1∕2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate by more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. It has recently exercised that discretion by establishing a long range fund ratio of 2%.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of SSB Bank. Future insurance assessment rates cannot be predicted.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of SSB Bank’s deposit insurance.
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.
Privacy Regulations.   Federal Deposit Insurance Corporation regulations generally require that SSB Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, SSB Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. SSB Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
Community Reinvestment Act.   Under the Community Reinvestment Act (“CRA”), as implemented by Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. SSB Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”
Consumer Protection and Fair Lending Regulations.   The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by federal regulatory agencies or the Department of Justice. Additionally, Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorizes private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. The Dodd Frank Act also added a new statute that prohibits unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state Attorneys General.
USA Patriot Act.   SSB Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.
Other Regulations
Interest and other charges collected or contracted for by SSB Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:
•
Truth in Lending Act, which requires lenders to disclose the terms and conditions of consumer credit;

•
Real Estate Settlement Procedures Act, which requires lenders to disclose the nature and costs of the real estate settlement process and prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts;

•
Home Mortgage Disclosure Act of 1975, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; and

•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of SSB Bank also are subject to, among others, the:
•
Truth in Savings Act, which requires financial institutions to disclose the terms and conditions of their deposit accounts;

•
Expedited Funds Availability Act, which requires banks to make funds deposited in transaction accounts available to their customers within specified time frames;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Pennsylvania banking laws and regulations, which governs deposit powers.

Federal Reserve System
Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and the amounts greater than $115.1 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. SSB Bank is in compliance with these requirements.
Federal Home Loan Bank System
SSB Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. SSB Bank complied with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. SSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Pittsburgh stock. At December 31, 2017, no impairment has been recognized.
At its discretion, the Federal Home Loan Bank of Pittsburgh may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Pittsburgh stock held by SSB Bank.
Taxation
SSB Bank, SSB Bancorp, MHC and SSB Bancorp, Inc. are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to SSB Bancorp, MHC, SSB Bancorp, Inc. and SSB Bank.
Our federal and state tax returns have not been audited for the past three years.
Federal Taxation
Method of Accounting.   For federal income tax purposes, SSB Bank reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. SSB Bancorp, Inc. and SSB Bank will file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions with more than $500 million in assets. For taxable years beginning after 1995, SSB Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 166 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Net Operating Loss Carryovers.   Generally, a financial institution may not carry back net operating losses to the preceding two taxable years but may carry forward net operating losses indefinitely. At December 31, 2017, SSB Bank had no federal net operating loss carryforwards.
Capital Loss Carryovers.   A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2017, SSB Bank had no capital loss carryovers.
Corporate Dividends.   SSB Bancorp, Inc. may generally exclude from its income 100% of dividends received from SSB Bank as a member of the same affiliated group of corporations.
State Taxation
As a Maryland business corporation, SSB Bancorp, Inc. is required to file annual tax returns with the State of Maryland. In addition, SSB Bancorp, Inc. is subject to Pennsylvania’s corporate net income tax. Dividends received by SSB Bancorp, Inc. from SSB Bank will qualify for a 100% dividends received deduction and are not subject to corporate net income tax.
SSB Bank is subject to Pennsylvania’s mutual thrift institutions tax based on SSB Bank’s net income determined in accordance with U.S. GAAP, with certain adjustments. The tax rate under the mutual thrift institutions tax is 11.5%. Interest on Pennsylvania and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.
ITEM 1A.
Risk Factors

Not applicable, as SSB Bancorp, Inc. is a “smaller reporting company.”
ITEM 1B.
Unresolved Staff Comments

None.

ITEM 2.
Properties

As of December 31, 2017, the net book value of our office properties was $4.2 million, and the net book value of our furniture, fixtures and equipment was $181,000. The following table sets forth information regarding our offices.
Location	Leased/Owned	Year Acquired
Main Office:
8700 Perry Highway
Pittsburgh, Pensylvania 15237	Owned	2017
Branch Office:
2470 California Avenue
Pittsburgh, Pennsylvania 15212	Owned	1930
We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
ITEM 3.
Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2017, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SSBP.” As of April 16, 2018, we had 124 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 2,248,250 shares of common stock outstanding, of which 1,236,538 shares, or 55%, are owned by SSB Bancorp, MHC. SSB Bancorp, Inc. completed its initial public offering on January 24, 2018, and its stock commenced trading on January 26, 2018. Accordingly, there is no market information to report for the year ended December 31, 2017.
The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.
The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, SSB Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Federal Deposit Insurance Corporation, may be paid in addition to, or in lieu of, regular cash dividends.
If SSB Bancorp, Inc. pays dividends to its stockholders, it will likely pay dividends to SSB Bancorp, MHC. The Federal Reserve Board’s current regulations significantly restrict the ability of mutual holding companies organized after December 1, 2009 to waive dividends declared by their subsidiaries. Accordingly, we do not currently anticipate that SSB Bancorp, MHC will waive dividends paid by SSB Bancorp, Inc.
There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2017.

ITEM 6.
Selected Financial and Other Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of SSB Bank. The financial condition data at December 31, 2017 and 2016, and the operating data for the years ended December 31, 2017 and 2016 were derived from the audited financial statements of SSB Bank included elsewhere in this annual report. The information at and for the year ended December 31, 2015 was derived in part from audited financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our financial statements and notes included in this annual report.
	At December 31,
	2017	2016(4)	2015(4)
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$171,905	$141,251	$127,907
Cash and cash equivalents	16,478	6,831	14,122
Certificates of deposit	943	1,390	1,734
Securities available for sale	2,616	3,226	3,043
Securities held to maturity	10	14	18
Gross loans	141,450	104,162	104,606
Net loans	140,575	103,747	104,080
Loans held for sale	—	19,942	—
Total liabilities	159,794	129,756	116,946
Total deposits	132,430	109,371	96,577
Federal Home Loan Bank advances	26,416	19,125	19,125
Total equity	$12,112	$11,495	$10,960
	For Years Ended December 31,
	2017	2016(4)	2015(4)
	(Dollars in thousands)
Selected Operating Data:
Interest income	$6,223	$5,293	$5,004
Interest expense	2,316	1,998	1,719
Net interest income	3,907	3,295	3,285
Provision (credit) for loan losses	247	30	(42)
Net interest income after provision (credit) for loan losses	3,660	3,265	3,327
Non-interest income (loss)(1)(2)	527	(43)	324
Non-interest expense	3,014	2,343	2,192
Income before income taxes	1,173	879	1,459
Provision for income taxes(3)	584	291	545
Net income	$589	$588	$914

(1)
Non-interest income included a provision for losses on loans held for sale of  $372,000 for the year ended December 31, 2016. There was no provision for losses on loans held for sale for the years ended December 31, 2017 or 2015.

(2)
Non-interest income included a gain on sale of loans of  $348,000 for the year ended December 31, 2017, $176,000 for the year ended December 31, 2016, and $269,000 for the year ended December 31, 2015.

(3)
Provision for income taxes for the year ended December 31, 2017 includes a $203,000 write-down of the net deferred tax asset due to changes in federal tax laws enacted in December 2017.

(4)
For the years 2016 and 2015, the above schedule reflects prior year adjustments related to interest on investor sold loans and loan participations.

	For the Years Ended December 31,
	2017	2016(6)	2015(6)
Performance Ratios:
Return on average assets(1)	0.38%	0.43%	0.73%
Return on average equity(2)	4.89%	5.19%	8.86%
Interest rate spread(3)	2.56%	2.40%	2.54%
Net interest margin(4)	2.61%	2.49%	2.65%
Efficiency ratio(5)	67.97%	72.05%	60.74%
Average interest-earning assets to average interest-bearing liabilities	103.58%	105.44%	107.11%
Capital Ratios:
Average equity to assets	7.79%	8.37%	8.25%
Tier 1 capital (to adjusted total assets)	7.85%	8.53%	8.76%
Tier 1 capital (to risk-weighted assets)	9.47%	11.32%	14.35%
Total capital (to risk-weighted assets)	10.29%	12.12%	15.45%
Common equity Tier 1 capital (to risk-weighted assets)	9.47%	11.32%	14.35%
Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.74%	0.79%	0.80%
Allowance for loan losses as a percent of non-performing loans	31.85%	47.79%	43.68%
Net charge-offs to average outstanding loans during the period	(0.02)%	(0.04)%	0.00%
Non-performing loans as a percent of total gross loans	2.31%	1.65%	1.84%
Non-performing assets as a percent of total assets	1.94%	1.26%	1.55%
Other Data:
Number of offices	2	1	1
Number of full-time equivalent employees	18	15	11

(1)
Represents net income divided by average total assets.

(2)
Represents net income divided by average equity (net worth).

(3)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)
Represents net interest income as a percent of average interest-earning assets.

(5)
Represents non-interest expense divided by the sum of net interest income and non-interest income. Non-interest income for the year ended December 31, 2016 included a provision for loss on loans held for sale of  $372,000. Excluding the provision for loss on loans held for sale, the efficiency ratio for the year ended December 31, 2016 would be 64.65%.

(6)
For the years 2016 and 2015, the above schedule reflects prior year adjustments related to interest on investor sold loans and loans participations.

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview
SSB Bank’s business consists primarily of making loans to real estate investors, businesses and consumers. We also invest in securities, which consist of Federal Home Loan Bank of Pittsburgh stock, mortgage-backed securities issued by U.S. government-sponsored entities, corporate bonds, tax-exempt municipal bonds, and U.S. Treasury notes. SSB Bank also has a mortgage banking operation that generates one- to four-family residential mortgage loans through three mortgage loan originators and three correspondent mortgage banks. Such residential mortgage loans are originated both for sale in the secondary market and for retention in our portfolio. However, the origination of loans for sale became a larger focus for SSB Bank at the beginning of 2017. We are seeking to rely less on correspondent banks for loan originations, focusing instead on self-generated originations.
SSB Bank offers a variety of deposit accounts, including checking accounts, savings and money market accounts, and time deposits. We also utilize advances from the Federal Home Loan Bank of Pittsburgh for liquidity and for asset/liability management purposes.
SSB Bank also offers various merchant services to businesses, consisting of multiple credit card processing solutions and other ancillary services such as Internet banking. These services are offered through a third-party partner.
Our results of operations rely heavily on net interest income, which is the difference between interest earned on interest-earning assets and interest expense on interest-bearing liabilities. The results of operations are also affected by non-interest income, non-interest expenses, and the provision for loan losses. Primary sources of non-interest income are gains on the sale of loans, earnings on bank-owned life insurance, and loan servicing fees. Primary non-interest expenses are personnel costs, occupancy, professional fees, federal deposit insurance premiums, and data processing.
Our financial condition and results of operations may also be affected by general and local economic and competitive conditions, changes in market interest rates, governmental policies, and actions of financial regulatory authorities.
Business Strategy
Our business strategy is to use our capital to both serve our community and maintain a profitable community savings bank. Our goals have been to grow our core deposit base, effectively manage our cost of funds, and develop strong business relationships with our customers. We have traditionally not had any significant sources of non-interest income; however, more recently, our mortgage banking operations have generated gains on loan sales and servicing fee income.
Our current business strategy consists of the following:
•
Grow our loan portfolio, with a focus on expanding multi-family and commercial and industrial lending with limited growth in commercial real estate lending.   We believe that commercial lending and multi-family lending offer opportunities to invest in our community, to increase the overall yield earned on our loans, and to assist in managing interest rate risk. We intend to continue to expand our originations of these loans in our primary market area. At the same time, we intend to continue our traditional residential mortgage lending activities, including our mortgage banking operations where we sell into the secondary market fixed-rate residential mortgage loans we originate, and retain the servicing rights. The mortgage banking operations serve as a source of non-interest income through serving fee income and gains on sales of loans.

•
Increase our core deposit base.   Deposits are our primary source of funds for lending. While historically we relied on time deposits as a source of funds, we are now focused on increasing core deposits. We consider savings, checking, money market, and commercial deposits to be core deposits. Core deposits are the funding source that is least costly and least sensitive to interest rate fluctuations. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. Going forward, we will seek to increase such deposits, particularly by expanding upon our relationships with new and existing commercial customers. Furthermore, we have invested in technologies, such as remote check capture and mobile and on-line banking that should help to attract core deposits.

•
Manage credit risk to maintain a low level of non-performing assets.   Strong asset quality is a key to the long-term financial success of any bank. Our credit risk management strategy focuses on well-defined credit and investment policies and procedures that we believe promote conservative lending and investment practices, conservative loan underwriting criteria and active credit monitoring.

•
Manage interest rate risk.   Interest rate risk management is central to our budgeting, liquidity and asset management. Our continued focus on originating shorter-term commercial real estate loans, multi-family loans and commercial and industrial loans, together with the continued sale of fixed-rate residential mortgage loans into the secondary market and the additional capital raised in the offering, will help to mitigate and manage interest rate risk.

Summary of Critical Accounting Policies and Estimates
A summary of our accounting policies is described in Note 1 to the financial statements. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.
The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company, we may elect to delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer (private) companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. Such an election is irrevocable during the period that a company is an emerging growth company. We intend to take advantage of the benefits of extended transition periods. Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date.
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
The allowance consists of general and specific reserve components. The specific reserves are related to loans that are considered impaired. Loans that are classified as impaired are measured in accordance with applicable accounting guidance. The general reserve is allocated for non-impaired loans and includes evaluation of changes in the trend and volume of delinquency, our internal risk rating process and external conditions that may affect credit quality.
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
Income Taxes.   SSB Bank accounts for income taxes in accordance with accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. U.S. GAAP requires that we use the Balance Sheet Method to determine the deferred income, which affects the differences between the book and tax bases of assets and liabilities, and any changes in tax rates and laws are recognized in the period of enactment. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 have been recognized in the financial statements as of and for the year ended December 31, 2017. Deferred taxes are based on a valuation model and the determination on a quarterly basis whether all or a portion of the deferred tax asset will be recognized.
Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. SSB Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by SSB Bank can be found in Note 14 to the financial statements.
Investment Securities.   Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of net income. At December 31, 2017, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Loan Portfolio
General.   Loans are our primary interest-earning asset. At December 31, 2017, net loans represented 81.8% of our total assets.
Loan Portfolio Analysis.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.
	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One-to-four family	$75,858	53.63%	$68,472	65.74%
Commercial	50,122	35.43	25,207	24.20
	125,980	89.06	93,679	89.94
Commercial and industrial	11,456	8.10	8,327	7.99
Consumer	4,014	2.84	2,156	2.07
	141,450	100.00%	104,162	100.00%
Third-party loan acquisition and other net origination costs	386		406
Discount on loans previously held for sale	(220)		—
Allowance for loan losses	(1,041)		(821)
Total	$140,575		$103,747

Loan Maturity.   The following tables set forth certain information at December 31, 2017 and December 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that may significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.
	December 31, 2017
	One-to-Four Family Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
1 year or less	$6,746	$4,023	$4,341	$75	$15,185
More than 1 year through 2 years	7	1,040	323	112	1,482
More than 2 years through 3 years	19	3,338	704	156	4,217
More than 3 years through 5 years	1,276	18,200	2,660	1,026	23,162
More than 5 years through 10 years	5,456	16,106	3,356	1,461	26,379
More than 10 years through 15 years	7,365	5,308	72	1,102	13,847
More than 15 years	54,989	2,107	—	82	57,178
Total	$75,858	$50,122	$11,456	$4,014	$141,450

	December 31, 2016
	One-to-Four Family Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
1 year or less	$1,370	$3,033	$3,112	$23	$7,538
More than 1 year through 2 years	38	644	89	55	826
More than 2 years through 3 years	2,534	1,416	421	189	4,560
More than 3 years through 5 years	7,210	6,260	1,419	612	15,501
More than 5 years through 10 years	4,934	7,946	3,286	1,277	17,443
More than 10 years through 15 years	6,173	3,724	—	—	9,897
More than 15 years	46,213	2,184	—	—	48,397
Total	$68,472	$25,207	$8,327	$2,156	$104,162

The following tables sets forth the dollar amount of all loans at December 31, 2017 that are due after one year and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude third-party loan and other net origination costs and the discount on loans previously held for sale.
	December 31, 2017
	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family mortgage loans	$62,938	$6,174	$69,112
Commercial mortgage loans	45,947	152	46,099
Commercial and industrial loans	7,115	—	7,115
Consumer loans and HELOC	1,825	2,114	3,939
Total	$117,825	$8,440	$126,265

	December 31, 2016
	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
One-to-four family mortgage loans	$58,223	$8,879	$67,102
Commercial mortgage loans	21,873	301	22,174
Commercial and industrial loans	5,165	50	5,215
Consumer loans	1,140	993	2,133
Total	$86,401	$10,223	$96,624

Loan Originations, Purchases and Sales.   The following table sets forth our loan origination, purchase and sale activity for the periods indicated.
	Year Ended December 31
	2017	2016
	(In thousands)
Total loans at beginning of period	$104,162	$104,606
Loans originated:
One-to-four family mortgage loans	17,309	3,798
Commercial mortgage loans	23,214	14,868
Construction loans	6,400	4,345
Multi-family loans	1,633	2,853
Commercial and industrial loans	4,320	5,236
Consumer loans	1,403	1,962
Total loans originated	54,279	33,062
Loans purchased:
One-to-four family mortgage loans	6,728	12,117
Commercial mortgage loans	—	206
Construction loans	5,485	6,018
Consumer loans	—	1,036
Total loans purchased	12,213	19,377
Additions:
Loans held for sale transferred to loans held for investment	12,556	—
Less:
Loan principal repayments	20,253	27,106
Loan sales	21,507	5,463
Loans transferred to held for sale	—	20,314
Net loan activity	37,288	(444)
Total loans at end of period	$141,450	$104,162

Asset Quality
Credit Risk Management.   Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, commercial real estate and commercial business loans are assigned a risk rating based on pre-determined criteria and levels of risk. The risk rating is monitored annually for most loans; however, it may change during the life of the loan as appropriate.
Delinquency Procedures.   When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan may be sold at foreclosure.

Delinquent Loans.   The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.
	At December 31, 2017
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
	(In thousands)
Mortgage loans:
One-to-four family	$982	$400	$1,900	$3,282	$72,576	$75,858	$—
Commercial	656	—	1,123	1,779	48,343	50,122	—
Commercial and Industrial	302	—	8	310	11,146	11,456	—
Consumer	1	14	29	44	3,970	4,014	—
Total	$1,941	$414	$3,060	$5,415	$136,035	$141,450	$—

	At December 31, 2016
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
	(In thousands)
Mortgage loans:
One-to-four family	$1,033	$440	$1,356	$2,829	$65,643	$68,472	$138
Commercial	303	—	203	506	24,701	25,207	—
Commercial and Industrial	263	27	9	299	8,028	8,327	9
Consumer	18	5	53	76	2,080	2,156	53
Total	$1,617	$472	$1,621	$3,710	$100,452	$104,162	$200

Non-performing Assets.   Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans where management has granted a concession from the original terms to a borrower that is experiencing financial difficulties. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans generally are returned to accrual status when the borrower has become current and has demonstrated continued ability to service the loan.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
One-to-four family mortgage loans	$2,108	$1,315
Commercial mortgage loans	1,123	203
Commercial and industrial loans	8	—
Consumer loans	29	—
Total	3,268	1,518
Accruing loans past due 90 days or more:
One-to-four family mortgage loans	—	138
Commercial and industrial loans	—	9
Consumer loans	—	53
Total	—	200
Total non-performing loans	3,268	1,718
Other real estate owned	60	60
Total non-performing assets	$3,328	$1,778
Troubled debt restructurings (accruing):
One-to-four family mortgage loans	$310	$286
Commercial mortgage loans	—	310
Total troubled debt restructurings (accruing)	$310	$596
Total troubled debt restructurings (accruing) and total non-performing assets	$3,638	$2,374
Total non-performing loans to gross loans	2.31%	1.65%
Total non-performing loans to total assets	1.90%	1.22%
Total non-performing assets to total assets	1.94%	1.26%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	2.12%	1.68%
The cumulative amount of accrued interest not recognized on non-accrual loans at December 31, 2017 and December 31, 2016 was $289,000 and $223,000 respectively. Accordingly, for the years ended December 31, 2017 and 2016, interest income was negatively impacted by $66,000 and $16,000, respectively, as a result of nonaccrual loans not performing in accordance with their original terms. Interest income was minimally impacted by accruing troubled debt restructurings for the years ended December 31, 2017 and 2016 with the exception of the recognition of  $95,000 and $101,000, respectively, related to recoveries of interest from prior periods.
Potential Problem Loans.   Certain loans are identified during our loan review process that are currently performing according to their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis.
Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2017, there were no other potential problem loans.

Classified Assets.   The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, and our special mention assets at the dates indicated.
	At December 31,
	2017	2016
	(In thousands)
Special mention	$255	$327
Substandard(1)	3,260	1,518
Ending Balance	$3,515	$1,845

(1)
Includes one- to four-family residential real estate loans on nonaccrual status of $2.1 million and $1.3 million at December 31, 2017 and 2016, respectively, as well as consumer loans on nonaccrual status of $29,000 at December 31, 2017.

Allowance for Loan Losses.   The allowance for loan losses is maintained at levels considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio at the balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.
The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$821	$839
Provision for loan losses	247	30
Charge-offs:
One-to-four family mortgage loans	—	(50)
Commercial mortgage loans	—	—
Commercial and industrial loans	—	—
Consumer loans	(27)	—
Total charge-offs	(27)	(50)
Recoveries:
One-to-four family mortgage loans	—	2
Commercial mortgage loans	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total recoveries	—	2
Net (charge-offs) recoveries	(27)	(48)
Allowance for loan losses at end of period	$1,041	$821
Allowance for loan losses to non-performing loans at end of period	31.85%	47.79%
Allowance for loan losses to total gross loans outstanding at end of period	0.74%	0.79%
Net charge-offs to average loans outstanding during the period	(0.02)%	(0.04)%

Allocation of Allowance for Loan Losses.   The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One-to-four family mortgage loans	$514	49.38%	53.63%	$498	60.66%	65.74%
Commercial mortgage loans	383	36.79	35.43	229	27.89	24.20
Commercial and industrial loans	81	7.78	8.10	60	7.31	7.99
Consumer loans	63	6.05	2.84	34	4.14	2.07
Total	$1,041	100%	100%	$821	100%	100%

See Notes 1 and 6 to the financial statements for a complete discussion of the allowance for loan losses. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Securities Portfolio
The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.
	December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$10	$9	$14	$14
Total	$10	$9	$14	$14
Securities available-for-sale:
U.S. treasury securities	$194	$195	$195	$200
Mortgage-backed securities in government-sponsored entities	525	519	648	644
Obligations of state and political subdivisions	1,626	1,600	1,953	1,879
Corporate bonds	301	302	502	503
Total	$2,646	$2,616	$3,298	$3,226

At December 31, 2017 and 2016, we had no investments in a single issuer (other than securities issued by the U.S. government and government agency), which had an aggregate book value in excess of 10% of our total equity.

Securities Portfolio Maturities and Yields.   The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017. Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.
	December 31, 2017
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$—	—	$8	5.40%	$2	4.13%	$—	—	$10	$9	5.17%
Total	$—	—	$8	5.40%	$2	4.13%	$—	—	$10	$9	5.17%
Securities available-for-sale:
Mortgage-backed securities in government-sponsored entities	—		—		91	4.50%	434	3.25%	525	519	3.48%
Obligations of state and political subdivisions	$85	3.69%	$606	2.03%	291	2.00%	644	2.57%	1,626	1,600	2.33%
Corporate bonds	—		301	2.34%	—	—	—	—	301	302	2.33%
U.S. treasury securities	$—		$194	3.13%	$—		$—		$194	$195	3.13%
Total	$85	3.69%	$1,101	2.31%	$382	2.59%	$1,078	2.84%	$2,646	$2,616	2.61%

	December 31, 2016
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$—	—	$9	5.23%	$3	5.83%	$2	4.13%	$14	$14	5.22%
Total	$—	—	$9	5.23%	$3	5.83%	$2	4.13%	$14	$14	5.22%
Securities available-for-sale:
U.S. treasury securities	$—		$195	3.13%	$—		$—		$195	$200	3.13%
Mortgage-backed securities in government-sponsored entities	—		—		124	4.50%	524	3.25%	648	644	3.49%
Obligations of state and political subdivisions	—		504	2.34%	806	2.02%	643	2.60%	1,953	1,879	2.29%
Corporate bonds	100	1.750%	402	2.33%	—	—	—		502	503	2.22%
Total	$100	1.750%	$1,101	2.48%	$930	2.36%	$1,167	2.89%	$3,298	$3,226	2.51%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2017 and 2016.
Deposits
Deposits have traditionally been our primary source of funds for our lending and investment activities. The substantial majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. The following table sets forth the distribution of total deposits by account type at the dates indicated.
	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand accounts	$441	0.33%	$459	0.42%
Interest-bearing demand accounts	23,168	17.49	13,118	11.99
Money market accounts	14,598	11.02	13,686	12.51
Savings accounts	12,524	9.46	12,068	11.03
Time deposit accounts	81,699	61.69	70,040	64.04
Total	$132,430	100.00%	$109,371	100.00%

The following tables indicate the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2017 and 2016. Jumbo certificates of deposit require minimum deposits of $100,000.
Maturity Period	Dollar Amount
(In thousands)
December 31, 2017:
Three months or less	$2,249
Over three through six months	2,137
Over six through twelve months	7,662
Over twelve months	56,364
Total	$68,412
December 31, 2016:
Three months or less	$1,580
Over three through six months	986
Over six through twelve months	9,698
Over twelve months	45,067
Total	$57,331

The following tables set forth time deposit accounts classified by rate and maturity at December 31, 2017 and 2016.
	December 31, 2017
	Amount Due				Total	Percent of Total Time Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More than Two Years to Three Years	More Than Three Years
	(Dollars in thousands)
0.00 – 1.00%	$1,392	$177	$—	$—	$1,569	1.92%
1.01 – 2.00%	14,011	17,674	9,051	9,955	50,691	62.05
2.01 – 3.00%	8	2,141	6,265	21,025	29,439	36.03
Total	$15,411	$19,992	$15,316	$30,980	$81,699	100.00%

	December 31, 2016
	Amount Due				Total	Percent of Total Time Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More than Two Years to Three Years	More Than Three Years
	(Dollars in thousands)
0.00 – 1.00%	$1,770	$507	$22	$—	$2,299	3.28%
1.01 – 2.00%	13,807	8,078	12,601	13,959	48,445	69.17
2.01 – 3.00%	1,284	8	2,141	15,863	19,296	27.55
Total	$16,861	$8,593	$14,764	$29,822	$70,040	100.00%

Borrowings
We use advances from the Federal Home Loan Bank of Pittsburgh to supplement our investable funds. At December 31, 2017, we had $79.1 million of available borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $26.4 million in advances outstanding. The following table sets forth information concerning our borrowings at the dates and for the periods indicated.
	Year Ended December 31,
	2017	2016
	(In thousands)
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	26,416	19,125
Average balance outstanding during period:
Federal Home Loan Bank advances	25,531	19,125
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.26%	2.49%
Balance outstanding at end of period:
Federal Home Loan Bank advances	26,416	19,125
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.17%	2.45%
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total Assets.   Total assets were $171.9 million as of December 31, 2017, an increase of  $30.7 million, or 21.7% when compared to total assets of  $141.3 million at December 31, 2016. The increase was due primarily to increases in the time deposits and interest-bearing deposit portfolio, including $10.1 million of subscription funds to purchase shares of common stock of SSB Bancorp in the initial public offering that was completed January 24, 2018. The Bank borrowed an additional $7.3 million to fund loans. The increases in deposits and borrowings funded an increase of  $37.0 million in loans, primarily in one to four family and commercial real estate loans. SSB’s new headquarters was completed in September 2017, increasing premises and equipment by $2.7 million and the Bank purchased bank-owned life insurance.

Cash and Cash Equivalents.   Cash and cash equivalents increased $9.6 million, or 141.2%, to $16.5 million at December 31, 2017 from $6.8 million at December 31, 2016. This increase is primarily due to the receipt of  $10.7 million in escrow deposits for the aforementioned SSB Bancorp stock offering.
Net Loans.   Net loans increased $36.8 million, or 35.5%, to $140.6 million at December 31, 2017 from $103.7 million at December 31, 2016. The greatest impact is due to the increase in commercial mortgages of $24.9 million, or 98.8%, to $50.1 million at December 31, 2017 from $25.2 million at December 31, 2016. One-to-four family mortgages increased $7.4 million, or 10.8%, to $75.9 million at December 31, 2017 from $68.5 million at December 31, 2016. The volume of commercial and industrial loans increased by $3.1 million, or 37.6%, to $11.5 million at December 31, 2017 from $8.3 million at December 31, 2016. Consumer loans increased $1.9 million, or 86.2%, to $4.0 million at December 31, 2017 from $2.2 million at December 31, 2016.
During the year, the volumes in originations were as follows: $17.3 million in one- to four-family mortgages, an increase of  $13.5 million over the $3.8 million originated in 2016; $23.2 million in commercial mortgages, an increase of  $8.3 million over the $14.9 originated in 2016; and $6.4 million in construction loans, an increase of  $2.1 million over the $4.3 million originated in 2016. Originations of multi-family, commercial and industrial, and consumer loans decreased $2.7 million as compared to the prior year.
Loans purchased during 2017 were $6.7 million in one-to-four family, a decrease of  $5.4 million or 44.5% as compared to 2016; there were no commercial mortgages purchased in 2017 as compared to $206,000 in 2016. Construction loans purchased were $5.4 million, a decrease of  $533,000 or 8.9% as compared to 2016. This decrease is due to the Bank’s strategy to originate more loans as opposed to purchasing loans.
$12.6 million in loans that were reported as held for sale at December 31, 2016 were transferred to loans held for investment in 2017. The Bank sold loans in the amount of  $21.5 million, an increase of $16.0 million or 290.2% as compared to $5.5 million in 2016, as a result of hiring a full time Mortgage Loan Originator in January of 2017.
The largest increase in our loan portfolio was in the commercial mortgage loan and commercial and industrial loan portfolios. This growth reflects our strategy to invest in higher yielding adjustable rate loans to improve net margins and manage interest rate risk. We currently sell selected, conforming 15-year and 30-year fixed rate mortgage loans to the Federal Home Loan Bank of Pittsburgh on a servicing retained basis through its mortgage purchase program.
Loans Held for Sale.   There were no loans held for sale at December 31, 2017. The loans that were held-for-sale at year end 2016 totaled $19.9 million. In June 2017, $6.9 million of one-to-four family mortgages were sold and the remaining held for sale portfolio was reclassified to held for investment. The decision to reclassify the loans as being held for investment was made as there was less demand for one-to-four family and commercial mortgage loans on the secondary market.
Available for Sale Securities.   Available for sale securities decreased by approximately $610,000, or 18.9%, to $2.6 million at December 31, 2017 from $3.2 million at December 31, 2016. The decrease results from sales of two municipal bonds totaling $314,000, calls and maturities of two corporate bonds and one municipal bond totaling $210,000, principal payments received on mortgage back securities of  $117,000, and the amortization of purchase premiums and improved bond prices.
Deposits.   Deposits increased $23.1 million, or 21.1%, to $132.4 million at December 31, 2017 from $109.4 million at December 31, 2016. Core deposits increased $11.4 million, or 29.0%, to $50.7 million at December 31, 2017 from $39.3 million at December 31, 2016. The primary reason for the increase was an increase of  $10.1 million in Business Demand Deposits primarily due to the subscription funds to purchase the common stock of SSB Bancorp in the offering completed in January 2018. We began offering these account types in 2010; therefore, increases are expected and were generated primarily, and continue to be, through electronic delivery systems and existing customers. Time deposits increased $11.7 million, or 16.6%, to $81.7 million at December 31, 2017 from $70.0 million at December 31, 2016. The increase in time deposits was primarily due to an increase in deposits obtained through brokers and listing services. During the year ended December 31, 2017, the Bank implemented a strategy to pursue less costly core deposits, which took affect February 2018.

Borrowings.   Borrowings increased $7.3 million, or 38.1%, to $26.4 million at December 31, 2017 from $19.1 million at December 31, 2016. The Bank’s increase in borrowings, which consists of Federal Home Loan Bank advances, was due to the need of funding for loan growth.
Total Net Worth.   Net worth increased $617,000 or 5.4% to $12.1 million at December 31, 2017 from $11.5 million at December 31, 2016. Net Income was $589,000 for the year 2017. This was partially offset by other comprehensive income of  $28,000 related to net changes in unrealized gains/losses in the available-for-sale securities portfolio.
Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016
Net Income.   Net income increased $1,000, or 0.2%, to $589,000 for the year ended December 31, 2017 from $588,000 for the year ended December 31, 2016. This increase was due to a $395,000 increase in net interest income after the provision for loan losses and a $570,000 increase in noninterest income, which was partially offset by a $671,000 increase in noninterest expenses and a $293,000 increase in the provision for income taxes. The increase in net interest income is due to the growth in net loans of  $36.8 million from December 31, 2016 to December 31, 2017. The growth in noninterest expenses is due to increases in personnel, professional fees, FDIC insurance, data processing, and other noninterest expenses.
Interest and Dividend Income.   Interest and dividend income increased $930,000, or 17.6%, to $6.2 million for the year ended December 31, 2017 from $5.3 million for the year ended December 31, 2016. This increase was due to an increase of  $894,000, or 17.5%, in interest on loans to $6.0 million for the year ended December 31, 2017, from $5.1 million for the year ended December 31, 2016. The increased interest is due to a $20.1 million increase in average total loans for the year ended December 31, 2017. Also, the weighted average yield on the loan portfolio was 4.39% for the year ended December 31, 2017 compared to 4.37% for the year ended December 31, 2016. Aside from loan growth, there was a $27,000 increase in income from interest-bearing deposits to $46,000 for the year ended December 31, 2017 from $19,000 for the year ended December 31, 2016. There was also a $14,000 increase in income from investment securities to $144,000 for the year ended December 31, 2017 from $130,000 for the year ended December 31, 2016. These increases were slightly offset by a decrease in income from certificates of deposit of  $5,000 to $23,000 for the year ended December 31, 2017 from $28,000 for the year ended December 31, 2016.
Average interest-earning assets increased $17.5 million, from $128.5 million for the year ended December 31, 2016 to $146.0 million for the year ended December 31, 2017, while the yield on the interest earning-assets increased 16 basis points, from 4.04% to 4.20% when comparing the two periods.
Interest Expense.   Total interest expense increased $318,000, or 15.9%, to $2.3 million for the year ended December 31, 2017 from $2.0 million for the year ended December 31, 2016. Interest expense on deposit accounts increased $250,000, or 16.4%, to $1.8 million for the year ended December 31, 2017 from $1.5 million for the year ended December 31, 2016. The increase was primarily due to an increase in the average balance of interest-bearing deposits from $102.8 million for the year ended December 31, 2016 to $115.4 million for the year ended December 31, 2017; an increase of  $12.6 million or 12.3%. This was accompanied by a 6 basis point increase in the weighted average cost from 1.48% to 1.54%.
Interest expense on Federal Home Loan Bank advances increased $68,000, or 14.3%, to $544,000 for the year ended December 31, 2017 from $476,000 for the year ended December 31, 2016. The average balance increased from $19.1 million to $25.5 million when comparing the two periods. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations. The increase in advances of shorter term led to a decrease in the cost of the advances from 2.49% to 2.13%, a decrease of 36 basis points when comparing the two periods.
Net Interest Income.   Net interest income increased $612,000, or 18.6%, to $3.9 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. This increase was due to an increase in our interest rate spread to 2.56% for the year ended December 31, 2017 from 2.40% for the year ended December 31, 2016, and an increase in our net interest margin to 2.61% for the year ended December 31, 2017 from 2.49% for the year ended December 31, 2016. The increase in our interest rate spread and net interest margin was primarily due to the increase in the yield of total earning assets from 4.04% to 4.20% across the two periods. While there was a significant increase in yield on total earning assets, there was no change to the average cost of interest bearing liabilities across the two periods as the cost remained at 1.64%. Also, while FHLB advances increased, the average rate decreased from 2.49% to 2.13% across the two periods to offset the average cost of deposits increasing from 1.48% to 1.54% across the two periods.
Provision for Loan Losses.   Based on management’s analysis of the allowance for loan losses, we recorded a provision for loan losses of  $247,000 for the year ended December 31, 2017 compared to a provision of  $30,000 for the year ended December 31, 2016. The increase in the provision for the year ended December 31, 2017 was primarily due to increases in the commercial mortgage and commercial and industrial portfolios when comparing the two periods.
Non-Interest Income.   Non-interest income increased $570,000 to $527,000 for the year ended December 31, 2017 compared to a loss of  $43,000 for the year ended December 31, 2016. The loss in 2016 included a provision for loss of  $372,000 on loans held for sale. Gains on the sale of loans increased by $172,000 to $348,000 for the year ended December 31, 2017 from $176,000 for the year ended December 31, 2016. There was also an increase in loan servicing fees of  $31,000, or 46.9%, to $97,000 for the year ended December 31, 2017 from $66,000 for the year ended December 31, 2016, reflecting sales of loans with servicing rights retained.
Non-Interest Expense.   Non-interest expense increased $671,000, or 28.6%, to $3.0 million for the year ended December 31, 2017 from $2.3 for the year ended December 31, 2016. The increase was due primarily to a $340,000 or 30.5% increase in salaries and employee benefit costs due to increased staffing, a $26,000 or 11.0% increase in occupancy, a $99,000 or 38.1% increase in professional fees due to the formation of the mutual holding company, a $37,000 or 40.6% increase in Federal deposit insurance, a $72,000 or 34.2% increase in data processing, and a $116,000 or 42.5% increase in other noninterest expenses. These were partially offset by a decrease of  $18,000 or 24.1% in contributions and donations.
Income Taxes.   The income tax provision increased by $293,000, or 100.8%, to $584,000 for the year ended December 31, 2017 from $320,000 for the year ended December 31, 2016. The effective tax rate was 49.8% for the year ended December 31, 2017 and 33.1% for the year ended December 31, 2016. The increase in tax expense was primarily due to the Tax Cuts and Jobs Act which caused the Bank to write down its net deferred tax asset by $203,000 as of the enactment date of December 22, 2017.
Average Balance Sheet
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Yields on tax exempt investment securities are not presented on a tax equivalent basis. Any adjustments necessary to present such yields on a tax equivalent basis are insignificant.

	Year Ended December 31,
	2017			2016(7)
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits	$5,176	$46	0.90%	$7,413	$19	0.26%
Net loans and loans held for sale(1)(5)(6)	134,799	5,915	4.39	114,740	5,015	4.37
Investment securities	2,992	64	2.14	3,467	72	2.08
Other interest-earning assets(2)	2,999	103	3.43	2,906	86	2.96
Total interest-earning assets	145,966	6,128	4.20	128,526	5,192	4.04
Non-interest-earning assets	8,688			6,756
Total assets	$154,654			$135,282
Liabilities and equity:
Interest-bearing demand accounts	$13,717	$95	0.69	$11,548	$83	0.72
Money market accounts	14,374	137	0.95	13,517	126	0.93
Savings accounts	12,096	131	1.08	10,164	107	1.05
Certificate of deposit	75,208	1,409	1.87	67,540	1,206	1.79
Total interest-bearing deposits	115,395	1,772	1.54	102,769	1,522	1.48
Federal Home Loan Bank advances	25,531	544	2.13	19,125	476	2.49
Other interest-bearing liabilities
Total interest-bearing liabilities	140,926	2,316	1.64	121,894	1,998	1.64
Non-interest-bearing deposits	368			317
Other non-interest-bearing liabilities	1,315			1,744
Total liabilities	142,609			123,955
Total net worth	12,045			11,327
Total liabilities and net worth	$154,654			$135,282
Net interest income		3,812			3,194
Add: Out-of-period recoveries of loan interest(1)		95			101
Net interest income per statements of net income		$3,907			$3,295
Net interest earning assets(3)	$5,040			$6,632
Interest rate spread(4)			2.56%			2.40%
Net interest margin(5)			2.61%			2.49%
Average interest-earning assets to average interest-bearing liabilities			103.58%			105.44%

(1)
Included in interest on loans and loans held for sale for the years ended December 31, 2017 and 2016 are loan fees of  $62,000 and $67,000, respectively. Excluded from interest on loans and loans held for sale for the years ended December 31, 2017 and 2016 are recoveries of interest on an impaired loan that relate to prior periods of  $95,000 and $101,000, respectively.

(2)
Dividends on FHLB stock are included in dividends on other interest-earning assets.

(3)
Represents total average interest-earnings assets less total average interest-bearing liabilities.

(4)
Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of average interest-bearing liabilities.

(5)
Represents net interest income, excluding out of period recoveries of loan interest, as a percent of average interest-earning assets.

(6)
Loans do not include the allowance for loan losses.

(7)
For 2016, the above schedule reflects a prior year adjustment related to interest on investor sold loans and loan participations.

Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume. Changes exclude recoveries of loan interest amounts that relate to prior periods.
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Interest-bearing deposits	$(6)	$33	$27
Loans receivable	877	23	900
Investment securities	(10)	2	(8)
Other interest-earning assets	3	14	17
Total interest-earning assets	$864	$72	$936
Interest expense:
Deposits	$187	$63	$250
Federal Home Loan Bank advances	159	(91)	68
Total interest-bearing liabilities	$346	$(28)	$318
Net increase in net interest income	$518	$100	$618

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
We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.
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
The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2017. All estimated changes presented in the table are within the policy limits approved by our board of trustees.
Basis Point (“bp”) Change in Interest Rates	Estimated EVE	Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
		Dollar Change	Percent Change	EVE Ratio(2)	Change
	(Dollars in thousands)
400 bp	$9,935	$(3,961)	$(28.50)%	6.54%	(1.58)%
300 bp	10,634	(3,261)	(23.47)%	6.81%	(1.31)%
200 bp	11,819	(2,077)	(14.94)%	7.34%	(0.78)%
100 bp	13,003	(892)	(6.42)%	7.82%	(0.29)%
0	13,895	—	—	8.12%	—
(100) bp	$13,368	$(528)	$(3.80)%	7.65%	(0.46)%

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

Liquidity and Capital Resources
Liquidity.   Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2017, we had cash and cash equivalents of  $16.5 million. As of December 31, 2017 we had $26.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $79.1 million of available borrowing capacity.
At December 31, 2017, we had $16.2 million of loan commitments outstanding, which includes $4.1 million of undisbursed construction funds, and $3.6 million of unused lines of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.
Time deposits due within one year of December 31, 2017 totaled $15.4 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at December 31, 2017. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Capital Resources.   At December 31, 2017, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category. See Note 11 of the financial statements for additional information.
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and unused lines of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. See Note 13 to the financial statements for additional information.
Recent Accounting Pronouncements
Refer to Note 1 of the Notes to Financial Statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
Impact of Inflation and Changing Price
The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as SSB Bancorp, Inc. is a “smaller reporting company.”
ITEM 8.
Financial Statements and Supplementary Data

SSB BANK
AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of SSB Bank:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SSB Bank (the “Bank”) as of December 31, 2017 and 2016, the related statements of net income, comprehensive income, changes in net worth and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Wolf  & Company, P.C.
We have served as the Bank’s auditor since 2017.
Boston, Massachusetts
April 17, 2018

SSB BANK
BALANCE SHEETS
	December 31,
	2017	2016
ASSETS
Cash and due from banks	$2,558,134	$3,547,472
Interest-bearing deposits with other financial institutions	13,919,932	3,284,007
Cash and cash equivalents	16,478,066	6,831,479
Certificates of deposit	943,000	1,390,000
Securities available for sale	2,616,350	3,226,407
Securities held to maturity (fair value of $9,494 and $13,735, respectively)	9,797	14,130
Loans held for sale	—	19,941,867
Loans	141,615,982	104,567,788
Allowance for loan losses	(1,041,445)	(820,739)
Net loans	140,574,537	103,747,049
Accrued interest receivable	476,417	413,055
Federal Home Loan Bank stock, at cost	2,162,600	1,349,300
Premises and equipment, net	4,358,006	1,679,206
Bank-owned life insurance	2,358,519	1,556,907
Deferred tax asset, net	328,169	597,769
Prepaid reorganization and stock issuance costs	837,944	—
Other assets	762,086	503,477
TOTAL ASSETS	$171,905,491	$141,250,646
LIABILITIES
Deposits:
Noninterest-bearing demand	$440,871	$459,076
Interest-bearing demand	23,167,923	13,117,662
Money market	14,597,811	13,685,926
Savings	12,524,304	12,068,076
Time	81,699,115	70,040,144
Total deposits	132,430,024	109,370,884
Federal Home Loan Bank advances	26,416,200	19,124,500
Advances by borrowers for taxes and insurance	688,451	969,936
Accrued interest payable	206,597	167,427
Other liabilities	52,621	123,160
TOTAL LIABILITIES	159,793,893	129,755,907
NET WORTH
Retained earnings	12,135,085	11,542,127
Accumulated other comprehensive loss	(23,487)	(47,388)
TOTAL NET WORTH	12,111,598	11,494,739
TOTAL LIABILITIES AND NET WORTH	$171,905,491	$141,250,646

See accompanying notes to the financial statements.

SSB BANK
STATEMENTS OF NET INCOME
	Years Ended December 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$6,010,306	$5,116,641
Interest-bearing deposits with other institutions	46,443	19,017
Certificates of deposit	23,189	27,727
Investment securities:
Taxable	106,867	88,570
Exempt from federal income tax	36,747	41,534
Total interest income	6,223,552	5,293,489
INTEREST EXPENSE
Deposits	1,772,755	1,521,788
Federal Home Loan Bank advances	543,722	476,750
Total interest expense	2,316,477	1,998,538
NET INTEREST INCOME	3,907,075	3,294,951
Provision for loan losses	247,042	30,001
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,660,033	3,264,950
NONINTEREST INCOME
Securities gains, net	547	702
Provision for loss on loans held for sale	—	(371,780)
Gain on sale of loans	347,617	175,846
Earnings on bank-owned life insurance	51,612	49,758
Loan servicing fees	96,503	66,134
Other	30,848	36,173
Total noninterest income (loss)	527,127	(43,167)
NONINTEREST EXPENSE
Salaries and employee benefits	1,452,447	1,112,720
Occupancy	261,360	235,398
Professional fees	359,602	260,342
Federal deposit insurance	126,500	90,000
Data processing	280,947	209,394
Director fees	86,748	87,041
Contributions and donations	55,902	73,682
Other	390,477	274,107
Total noninterest expense	3,013,983	2,342,684
Income before income taxes	1,173,177	879,099
Provision for income taxes	584,079	290,920
NET INCOME	$589,098	$588,179

See accompanying notes to the financial statements.

SSB BANK
STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended December 31,
	2017	2016
Net income	$589,098	$588,179
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	42,617	(80,989)
Income tax effect	(14,493)	27,535
Reclassification adjustment for net securities gains recognized in income	(547)	(702)
Income tax effect	184	239
Other comprehensive income (loss), net of tax	27,761	(53,917)
Total comprehensive income	$616,859	$534,262

See accompanying notes to the financial statements.

SSB BANK
STATEMENTS OF CHANGES IN NET WORTH
	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Net Worth
Balance, December 31, 2015	$10,953,948	$6,529	$10,960,477
Net income	588,179	—	588,179
Other comprehensive loss	—	(53,917)	(53,917)
Balance, December 31, 2016	11,542,127	(47,388)	11,494,739
Reclassification of certain income tax effects from accumulated other comprehensive loss (Note 1)	3,860	(3,860)	—
Net income	589,098	—	589,098
Other comprehensive income	—	27,761	27,761
Balance, December 31, 2017	$12,135,085	$(23,487)	$12,111,598

See accompanying notes to the financial statements.

SSB BANK
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$589,098	$588,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	247,042	30,001
Provision for loss on loans held for sale	—	371,780
Depreciation	57,753	62,971
Net amortization of investment securities	11,416	15,314
Origination of loans held for sale	(14,467,060)	(5,462,607)
Proceeds from sale of loans	14,814,677	5,638,453
Gain on sale of loans	(347,617)	(175,846)
Deferred income tax provision (benefit)	255,291	(75,635)
Investment securities gains, net	(547)	(702)
Increase in accrued interest receivable	(63,362)	(127,753)
Increase in accrued interest payable	39,170	8,020
Earnings on bank-owned life insurance	(51,612)	(49,758)
Other, net	(329,148)	19,462
Net cash provided by operating activities	755,101	841,879
INVESTING ACTIVITIES
Redemption of certificates of deposit	447,000	344,000
Investment securities available for sale:
Purchases	—	(812,085)
Proceeds from sales	314,190	155,250
Proceeds from principal repayments, calls and maturities	327,068	377,499
Investment securities held to maturity:
Proceeds from principal repayments, calls and maturities	4,333	4,262
Proceeds from other real estate owned	—	6,221
Redemption of Federal Home Loan Bank stock	254,000	100,800
Purchase of Federal Home Loan Bank stock	(1,067,300)	(269,600)
Increase in loans receivable, net	(11,854,375)	(633,639)
Purchases of loans receivable	(12,213,156)	(19,377,023)
Proceeds from sale of portfolio loans	6,934,868	—
Purchases of premises and equipment	(2,738,553)	(769,021)
Proceeds from sale of premise and equipment	2,000	—
Purchase of bank-owned life insurance	(750,000)	—
Net cash used for investing activities	(20,339,925)	(20,873,336)
FINANCING ACTIVITIES
Increase in deposits, net	23,059,140	12,791,234
Decrease in advances by borrowers for taxes and insurance	(281,485)	(50,571)
Repayments of Federal Home Loan Bank advances	(2,000,000)	—
Proceeds from Federal Home Loan Bank advances	9,291,700	—
Increase in prepaid reorganization and stock issuance costs	(837,944)	—
Net cash provided by financing activities	29,231,411	12,740,663
Increase (decrease) in cash and cash equivalents	9,646,587	(7,290,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,831,479	14,122,273
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,478,066	$6,831,479
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,277,307	$1,990,518
Income taxes	300,000	195,000
Noncash investing activities:
Loans held for sale transferred to loans held for investment	12,556,452	—
Loans held for investment transferred to loans held for sale	—	20,313,647
See accompanying notes to the financial statements.

SSB BANK
NOTES TO FINANCIAL STATEMENTS
1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:
Nature of Operations and Basis of Presentation
SSB Bancorp, Inc.
SSB Bancorp, Inc. was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into a mutual holding company structure. The reorganization was completed effective January 24, 2018 at which point SSB Bank became a wholly-owned subsidiary of SSB Bancorp, Inc.  See Note 18 — Subsequent Event for a more complete description of the reorganization.
At December 31, 2017, SSB Bancorp, Inc. had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited financial statements, and other financial information, contained in these financials statements relate solely to SSB Bank.
SSB Bank
SSB Bank (the “Bank”) provides a variety of financial services to individuals and corporate customers through its offices in Pittsburgh, Pennsylvania. The Bank’s primary deposit products are passbook savings accounts, money market accounts, and certificates of deposit. Its primary lending products are commercial mortgage loan and single-family residential loans. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.
Revision of Prior Period Financial Statements
During the fourth quarter of 2017, the Bank corrected an immaterial error in its prior period accounting treatment of accrued interest on investor sold loans and loan participations. Interest accruing on investor sold loans and loan participations had been recorded as accrued interest receivable dating back to the third quarter of 2015. As a result of the error, the Bank’s interest income and the provision for income taxes were overstated in 2016. On the corresponding balance sheet, the Bank’s accrued interest receivable was overstated and other assets was understated at December 31, 2016. The net effect was an overstatement of total assets and total liabilities and equity at December 31, 2016.
The Bank has evaluated the effects of this error and concluded that they are immaterial to any of the Bank’s previously issued quarterly or annual financial statements. However, since the impact of correcting the accumulated error would have been material to 2017, the Bank has revised its financial statements as of and for the year ended December 31, 2016. The cumulative effect of the error at December 31, 2015 has been reflected as a reduction in opening retained earnings in the amount of  $44,000.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

	At or For the Year Ended December 31, 2016
	As Previously Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	5,152	5,117
Total interest income	5,328	5,293
Net interest income	3,330	3,295
Net interest income after provision for loan losses	3,300	3,265
Income before income taxes	914	879
Provision for income taxes	306	291
Net income	608	588
Balance sheet information:
Accrued interest receivable	523	413
Other assets	457	503
Total assets	141,314	141,251
Retained earnings	11,606	11,542
Total net worth	11,559	11,495
Total liabilities and net worth	141,314	141,251
Use of Estimates
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.
In connection with the determination of the allowance for loan losses, management periodically obtains independent appraisals for significant properties. A majority of the Bank’s loan portfolio consists of commercial mortgage loans and single-family residential loans in the Pittsburgh area. Real estate prices in this market have been generally stable; however, the ultimate collectability of the Bank’s loan portfolio is susceptible to changes in local market conditions. While management currently uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.
In connection with the valuation of deferred tax assets, the Bank uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Bank’s net income will be reduced.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Concentrations of Credit Risk
The majority of the loans and commitments to extend credit have been granted to customers in the Pittsburgh market and surrounding communities. The Bank does not have any significant concentrations in any one industry or customer. Although the Bank has a diversified loan portfolio at December 31, 2017 and 2016, its debtors’ ability to honor their contracts is influenced by the region’s economy.
Cash and Cash Equivalents
The Bank considers all cash and amounts due from banks and interest-bearing deposits with other financial institutions with original maturities of 90 days or less to be cash equivalents for purposes of the statements of cash flows. From time to time, the Bank may invest funds with other financial institutions through certificates of deposit. Certificates of deposit are carried at cost and have original maturities of greater than ninety days.
Investment and Mortgage-Backed Securities
Investment and mortgage-backed securities are classified at the time of purchase, based upon management’s intentions and ability, as securities held to maturity or securities available for sale. Debt securities, including mortgage-backed securities, acquired with the intent and ability to hold to maturity are stated at cost adjusted for the amortization of premiums and accretion of discounts, which are computed using the level yield interest method and recognized as adjustments of interest income over the contractual terms of the securities. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of net worth, net of tax, until realized. Realized securities gains and losses are recognized on the trade date and computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.
Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, and whether or not the Bank intends to sell the security or whether it is more likely than not that the Bank would be required to sell the security before its anticipated recovery in fair value. For securities evaluated for impairment, management will determine what portion of the unrealized valuation loss is attributed to projected or known loss of principal, and what portion is attributed to market pricing based on current cash flow analysis. Management will generally record impairment equivalent to the projected or known loss of principal, known as the credit loss. The other portion of the fair market value loss is attributed to market factors and it is management’s opinion that these fair value losses are temporary and not permanent. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the statements of net income.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding from the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.
Loans Held for Sale
Loans held for sale are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2016, there were $6.1 million in commercial mortgage and $14.2 million in residential mortgage loans held for sale with a related valuation allowance of  $371,780. In 2017, management sold $7.3 million of these loans and made a determination to transfer the remaining $12.6 million in loans as held for investment. The loans were transferred to the portfolio at fair value and the remaining valuation allowance of approximately $255,000 is being amortized into interest income utilizing the effective interest method. There were no loans held for sale as of December 31, 2017.
In addition, management sells certain fixed-rate residential mortgage loans periodically through the FHLB’s Mortgage Partnership Finance Program. There were no loans held for sale outstanding under this program as of December 31, 2017 or 2016.
Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and as adjusted for third-party loan acquisition costs, deferred origination fees and costs, and discounts on loans previously held for sale. Beginning in 2017, the Bank began deferring all loan origination fees and costs. Prior to 2017, loan origination fees and costs were generally recognized as incurred and were not material for the periods presented.
Interest income is recognized using the level yield method related to principal amounts outstanding. The Bank discontinues the accrual of interest income generally when loans become 90 days past due in either principal or interest. However, these determinations are made on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. A non-accrual loan will generally be placed back on accrual status after the borrower has become current and has demonstrated continued ability to service the loan.
The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses that is charged to operations. The provision is based on management’s evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.
Impaired loans are those for which it is probable the Bank will not be able to collect scheduled payments when due according to the contractual terms of the loan agreement. The Bank individually evaluates such loans for impairment and does not aggregate them by major risk classifications. The definition of  “impaired loans” is not the same as the definition of  “nonaccrual loans,” although the two categories overlap. The Bank may choose to classify a loan as impaired due to payment delinquency or uncertain collectability while not placing the loan on nonaccrual. Factors considered by management in determining impairment include payment status and the financial condition of the borrower. The amount of impairment is determined by the difference between the present value of the expected cash flows related

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

to the loan, using the original interest rate, and its recorded value or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral net of estimated selling costs, if applicable, and the recorded amount of the loans.
Loans which have undergone a significant modification are considered for potential troubled debt restructuring status. A troubled debt restructuring is a loan where management has granted a concession from the original terms to a borrower that is experiencing financial difficulties. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the Bank collecting principal in its entirety. All loans modified and determined to be a troubled debt restructuring are considered to be impaired.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Large groups of smaller-balance homogenous loans are collectively evaluated for impairment.
In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the one-to-four family mortgage portfolio; (ii) the commercial mortgage portfolio; (iii) the commercial and industrial portfolio; and (iv) the consumer portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Risk characteristics within the portfolios are noted as follows:
One-to-four family residential real estate — All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. To a lesser extent, the Bank originates construction loans on residential properties, which have an increased risk attributable to possible construction delays or costs over-runs.
Commercial real estate — Loans in this segment are primarily income-producing properties in the Pittsburgh area. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management continually monitors the cash flows of these loans.
Commercial and industrial — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.
Consumer and HELOC — Loans in this segment are generally unsecured except for home equity lines of credit, which are secured by residential real estate. Repayment on unsecured consumer loans is dependent on the credit quality of the individual borrower.
In terms of the Bank’s loan portfolio, the commercial and industrial loans and commercial mortgage loans are deemed to have more risk than the one-to-four family mortgage loans and other consumer loans in the portfolio. The commercial and industrial loans are highly dependent on the borrowers’ financial condition and therefore are more dependent on economic conditions. The commercial mortgage loans are also dependent on economic conditions but generally have stronger forms of collateral.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Management’s assessment of historical loss experience is used as the basis for the general reserve component. Certain qualitative factors are then added to adjust the historical allocation percentage to get the total factor to be applied to performing loans. The following qualitative factors are analyzed:
•
Quality of lending policies and procedures and other credit quality indicators

•
Levels of and trends in delinquencies

•
Trends in volume and terms

•
Trends in credit quality ratings

•
Changes in management and lending staff

•
Economic trends

•
Concentrations of credit

The Bank analyzes its loan portfolio each month to determine the appropriateness of its allowance for loan losses.
In calculating the allowance, management will begin by compiling the balance of loans by credit quality for each loan segment in order that allocations can be made in aggregate based on historic losses and qualitative factors. Prior to calculating these aggregate allocations, management will individually evaluate commercial and industrial and commercial mortgage loans for impairment. One-to-four family mortgages and consumer loans are not individually evaluated for impairment and are therefore allocated for in aggregate, unless the loan was subject to a modification or is nonperforming. The loans measured in aggregate are considered to be large groups of smaller-balance homogenous loans and are measured for impairment collectively.
Other Real Estate Owned
Other real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at fair value less estimated costs to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine whether a partial charge-off of the loan balance is necessary. After transfer to other real estate owned, any subsequent write-downs are charged against other operating expenses. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. As of December 31, 2017 and 2016, included with other assets is $59,932 of property from one-to-four family residential mortgages that were foreclosed on. As of December 31, 2017, there were no foreclosures in process for residential real estate.
Mortgage Servicing Rights (MSRs)
The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans. The Bank initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income. The Bank amortizes these assets on a straight-line basis over the estimated life of the loan which does not differ materially from the proportional amortization method. The Bank performs a periodic review for impairment of the carrying value of mortgage servicing rights. Any impairment is recognized through a valuation allowance with a corresponding charge in the statement of net income.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years for furniture, fixtures, and equipment and 40 years for buildings. Expenditures for maintenance and repairs are charged against income as incurred.
Bank-Owned Life Insurance
The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance policies by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies, as well as proceeds received in excess of cash surrender values, are included in other income in the statement of net income, and is not subject to income taxes.
Transfers of Financial Assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Income Taxes
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 have been recognized in the financial statements as of and for the year ended December 31, 2017. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.
Comprehensive Income
Comprehensive income or loss consists of net income or loss and other comprehensive income or loss that includes changes in the unrealized gains and losses on securities available for sale. Additionally, the unrealized gains and losses at the end of the period are recorded in accumulated other comprehensive income (loss) on the balance sheets, net of tax.
On February 14, 2018, the Financial Accounting Standards Board (FASB) finalized Accounting Standards Update (ASU) 2018-02 — Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated other Comprehensive Income. This accounting standard allows companies to reclassify the “stranded” tax effects in accumulated other comprehensive income that resulted from the Tax Cuts and Jobs Act.
The Bank has elected to early adopt this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associated tax effect. The adoption resulted in a one-time cumulative effect adjustment of  $3,860 between retained earnings and accumulated other comprehensive income. The adjustment had no impact on net income or any prior periods presented.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Advertising Costs
Advertising costs are expensed as incurred.
Recent Accounting Standards
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that among other things, reduce certain reporting requirements for qualifying public companies and define and “emerging growth company.” As an emerging growth company, the Bank may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. We intend to take advantage of the benefits of extended transition periods. Accordingly, our financial statements may not be comparable to those of public companies that adopt the new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, but only for annual reporting periods beginning after December 15, 2016. The Update is not expected to have as significant impact on the Bank’s financial statements, as substantially all of the Bank’s revenues are scoped out of the guidance.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.
Entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Update is not expected to have a significant impact on the Bank’s financial statements.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Update is not expected to have a significant impact on the Bank’s financial statements. As of December 31, 2017, the Bank has future minimum lease payments of  $12,600, all under operating lease agreements based on current guidance. The Bank’s assets and liabilities will increase based upon the present value of future lease obligations as of the date of adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public business entities that do not meet the definition of an SEC filer, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Bank expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Bank is currently in the early stages of implementing processes to comply with the requirements of the Update.
In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Update is not expected to have a significant impact on the Bank’s financial statements.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides the option to reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017. ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate. The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 34.0 percent and the newly enacted corporate income tax rate of 21.0 percent. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued. The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Bank chose to early adopt the new standard for the year ending December 31, 2017, as allowed. The amount of the reclassification for the Bank was $3,860, as shown in the Bank’s statement of changes in net worth.
2.
SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$524,873	$—	$(5,615)	$519,258
Obligations of state and political subdivisions	1,626,608	852	(27,582)	1,599,878
Corporate bonds	300,952	1,399	(453)	301,898
U.S. treasury securities	193,647	1,669	—	195,316
Total	$2,646,080	$3,920	$(33,650)	$2,616,350

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$647,832	$94	$(3,368)	$644,558
Obligations of state and political subdivisions	1,953,382	1,143	(75,578)	1,878,947
Corporate bonds	502,140	1,618	(591)	503,167
U.S. treasury securities	194,853	4,882	—	199,735
Total	$3,298,207	$7,737	$(79,537)	$3,226,407

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities

SSB BANK
NOTES TO FINANCIAL STATEMENTS

2.
SECURITIES AVAILABLE FOR SALE — (continued)

provide for periodic payments of principal and interest and have contractual maturities ranging from less than a year to 25 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.
	Amortized Cost	Fair Value
Due within one year or less	$85,182	$85,193
Due after one year through five years	1,100,681	1,099,987
Due after five years through ten years	381,793	375,971
Due after ten years	1,078,424	1,055,199
Total	$2,646,080	$2,616,350

In 2017, proceeds from sales of investment securities available for sale were $314,190 with a gross realized gain of  $547.
In 2016, proceeds from sales of investment securities available for sale were $155,250 with a gross realized gain of  $702.
3.
SECURITIES HELD TO MATURITY

The amortized cost and fair values of securities held to maturity are as follows:
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$9,797	$—	$(303)	$9,494
Total	$9,797	$—	$(303)	$9,494

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$14,130	$344	$(739)	$13,735
Total	$14,130	$344	$(739)	$13,735

The amortized cost and fair value of mortgage-backed securities held to maturity at December 31, 2017, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than a year to 12 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.
	Amortized Cost	Fair Value
Due after one year through five years	$8,041	$7,750
Due after five years through ten years	1,756	1,744
Total	$9,797	$9,494

SSB BANK
NOTES TO FINANCIAL STATEMENTS

4.
UNREALIZED LOSSES ON SECURITIES

The following tables show the Bank’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:
	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities in government-sponsored entities	$519,258	$(5,615)	$9,494	$(303)	$528,752	$(5,918)
Obligations of state and political subdivisions	1,044,275	(7,238)	405,521	(20,344)	1,449,796	(27,582)
Corporate bonds	199,898	(453)	—	—	199,898	(453)
Total	$1,763,431	$(13,306)	$415,015	$(20,647)	$2,178,446	$(33,953)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities in government-sponsored entities	$520,549	$(3,368)	$14,130	$(739)	$534,679	$(4,107)
Obligations of state and political subdivisions	1,677,512	(75,578)	—	—	1,677,512	(75,578)
Corporate bonds	99,505	(591)	—	—	99,505	(591)
Total	$2,297,566	$(79,537)	$14,130	$(739)	$2,311,696	$(80,276)

Management reviews the Bank’s positions quarterly. There were 20 investments that were temporarily impaired as of December 31, 2017, with aggregate depreciation of less than 2 percent from the Bank’s amortized cost basis. At December 31, 2017, the declines outlined in the above table represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.
The Bank has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

5.
LOANS

The Bank’s loan portfolio summarized by category is as follows:
	December 31,
	2017	2016
Mortgage loans:
One-to-four family	$75,858,226	$68,471,897
Commercial	50,122,058	25,207,378
	125,980,284	93,679,275
Commercial and industrial	11,455,554	8,326,982
Consumer	4,014,258	2,156,038
	141,450,096	104,162,295
Third-party loan acquisition costs and other net origination costs	385,883	405,493
Discount on loans previously held for sale	(219,997)	—
Allowance for loan losses	(1,041,445)	(820,739)
Total	$140,574,537	$103,747,049

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies. Included in consumer loans is $2,165,745 and $991,152 of home equity lines of credit as of December 31, 2017 and 2016, respectively.
During the normal course of business, the Bank may transfer a portion of a loan as a participation loan, in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank had transferred $8,129,670 and $10,088,489 in participation loans, as of December 31, 2017 and 2016, respectively, to other financial institutions. As of December 31, 2017 and 2016, all of these loans were being serviced by the Bank.
In the ordinary course of business, loans are extended to directors, principal officers, and their affiliates. In management’s opinion, all of these loans are substantially on the same terms and conditions as loans to other individuals and businesses of comparable credit worthiness. A summary of loan activity for these principal officers, directors, and their affiliates, is as follows:
	Years Ended December 31,
	2017	2016
Balance, beginning of year	$1,312,925	$1,352,271
Additions	50,226	378,775
Repayments	(445,183)	(418,121)
Balance, end of year	$917,968	$1,312,925

SSB BANK
NOTES TO FINANCIAL STATEMENTS

6.
ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans:
	December 31, 2017
	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	—	—	—	(26,336)	(26,336)
Recoveries	—	—	—	—	—
Provision	15,436	154,772	21,415	55,419	247,042
Ending balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Allocation of allowance:
Loans deemed impaired	$23,870	$—	$—	$—	$23,870
Loans not deemed impaired	489,976	$383,535	$80,854	$63,210	$1,017,575
Ending balance	$513,846	$383,535	$80,854	$63,210	1,041,445
Loans:
Loans deemed impaired	$2,508,658	$1,122,740	$8,251	$29,245	$3,668,894
Loans not deemed impaired	73,349,568	48,999,318	11,447,303	3,985,013	137,781,202
Ending balance	$75,858,226	$50,122,058	$11,455,554	$4,014,258	$141,450,096

	December 31, 2016
	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$605,602	$172,861	$28,039	$32,185	$838,687
Charge-offs	(49,629)	—	—	—	(49,629)
Recoveries	1,680	—	—	—	1,680
Provision (credit)	(59,243)	55,902	31,400	1,942	30,001
Ending balance	$498,410	$228,763	$59,439	$34,127	$820,739
Allocation of allowance:
Loans deemed impaired	$32,131	$—	$—	$—	$32,131
Loans not deemed impaired	466,279	228,763	59,439	34,127	788,608
Ending balance	$498,410	$228,763	$59,439	$34,127	$820,739
Loans:
Loans deemed impaired	$1,715,421	$513,163	$—	$—	$2,228,584
Loans not deemed impaired	66,756,476	24,694,215	8,326,982	2,156,038	101,933,711
Ending balance	$68,471,897	$25,207,378	$8,326,982	$2,156,038	$104,162,295

SSB BANK
NOTES TO FINANCIAL STATEMENTS

6.
ALLOWANCE FOR LOAN LOSSES — (continued)

The following tables present information pertaining to the impaired loans:
	December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Mortgage loans:
One-to-four family	$2,356,007	$2,356,007	$—	$2,009,563	$25,968
Commercial	1,122,740	1,122,740	—	277,799	1,000
Commercial and industrial	8,251	8,251	—	2,292	—
Consumer	29,245	29,245	—	42,352	—
With an allowance recorded:
Mortgage loans:
One-to-four family	152,651	152,651	23,870	156,754	4,444
Commercial	—	—	—	—	—
Total:
Mortgage loans:
One-to-four family	2,508,658	2,508,658	23,870	2,166,317	30,412
Commercial	1,122,740	1,122,740	—	277,799	1,000
Commercial and industrial	8,251	8,251	—	2,292	—
Consumer	29,245	29,245	—	42,352	—
	$3,668,894	$3,668,894	$23,870	$2,488,760	$31,412

	December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Mortgage loans:
One-to-four family	$1,547,676	$1,547,676	$—	$1,676,053	$33,892
Commercial	513,163	513,163	—	898,659	134,275
With an allowance recorded:
Mortgage loans:
One-to-four family	167,745	167,745	32,131	172,724	9,657
Commercial	—	—	—	—	—
Total:
Mortgage loans:
One-to-four family	1,715,421	1,715,421	32,131	1,848,777	43,549
Commercial	513,163	513,163	—	898,659	134,275
	$2,228,584	$2,228,584	$32,131	$2,747,436	$177,824

SSB BANK
NOTES TO FINANCIAL STATEMENTS

6.
ALLOWANCE FOR LOAN LOSSES — (continued)

Age Analysis of Past-Due Loans by Class
Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:
	December 31, 2017
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$—
Commercial	656,640	—	1,122,740	1,779,380	48,342,678	50,122,058	—
Commercial and industrial	301,783	—	8,251	310,034	11,145,520	11,455,554	—
Consumer	662	14,386	29,245	44,293	3,969,965	4,014,258	—
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,113	$141,450,096	$—

	December 31, 2016
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
Mortgage loans:
One-to-four family	$1,032,734	$440,259	$1,355,795	$2,828,788	$65,643,109	$68,471,897	$137,923
Commercial	302,576	—	203,382	505,958	24,701,420	25,207,378	—
Commercial and industrial	263,376	26,664	9,290	299,330	8,027,652	8,326,982	9,290
Consumer	18,217	4,449	53,332	75,998	2,080,040	2,156,038	53,332
Total	$1,616,903	$471,372	$1,621,799	$3,710,074	$100,452,221	$104,162,295	$200,545

The following table presents the loans on nonaccrual status, by class:
	December 31
	2017	2016
Mortgage loans:
One-to-four family	$2,108,086	$1,314,836
Commercial	1,122,740	203,382
Commercial and industrial	8,251	—
Consumer	29,245	—
Total	$3,268,322	$1,518,218

Credit Quality Information
The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to their credit risk. The Bank uses a seven grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:
•
Loans rated 1, 2, 3, 4 and 5:   Loans in these categories are considered “pass” rated loans with low to average risk.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

6.
ALLOWANCE FOR LOAN LOSSES — (continued)

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

•
Loans rated 8:   Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•
Loans rated 9:   Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

The risk category of loans by class of loans is as follows:
	December 31, 2017		December 31, 2016
	Mortgage Commercial	Commercial and Industrial	Mortgage Commercial	Commercial and Industrial
Loans rated 1 – 5	$48,764,928	$11,434,756	$24,713,074	$8,291,028
Loans rated 6	234,390	20,798	290,922	35,954
Loans rated 7	1,122,740	—	203,382	—
Ending balance	$50,122,058	$11,455,554	$25,207,378	$8,326,982

There were no loans classified as doubtful or loss at December 31, 2017 or 2016.
For one-to-four family mortgage and consumer loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by classes of the loan portfolio based on payment performance:
	December 31, 2017		December 31, 2016
	Mortgage One-to-Four Family	Consumer	Mortgage One-to-Four Family	Consumer
Performing	$73,750,140	$3,985,013	$67,116,102	$2,102,706
Nonperforming	2,108,086	29,245	1,355,795	53,332
Total	$75,858,226	$4,014,258	$68,471,897	$2,156,038

Troubled Debt Restructurings
During the year ended December 31, 2017, the Bank modified two one-to-four family mortgage loans as troubled debt restructurings. The aggregate pre-modified balance was $117,000 and the aggregate post-modified balance was $125,000. The concession granted by the Bank was an extension of the maturity date for both of the loans noted. Troubled debt restructurings totaled $1.4 million at December 31, 2017, of which 1.2 million are one-to-four family mortgage loans.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

6.
ALLOWANCE FOR LOAN LOSSES — (continued)

As of December 31, 2017 and 2016, the Bank allocated $23,870 and $32,131, respectively, within the allowance for loan losses to loans modified as troubled debt restructurings.
The Bank did not have any loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting periods.
7.
PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
	December 31,
	2017	2016
Land	$678,000	$678,000
Buildings	3,568,436	484,933
Furniture and equipment	1,154,295	720,857
Construction in process	—	780,388
	5,400,731	2,664,178
Accumulated depreciation	(1,042,725)	(984,972)
Total	$4,358,006	$1,679,206

Depreciation expense on premises and equipment was $57,753 and $62,971 for the years ended December 31, 2017 and 2016, respectively.
8.
DEPOSITS

Time deposits include certificates of deposit and other time deposits in denominations of  $250,000 or greater aggregating to $11,643,492 and $8,600,653 at December 31, 2017 and 2016, respectively. The aggregate maturities of time deposits in years 2018 through 2022 and thereafter are as follows at December 31, 2017:
2018	$15,411,382
2019	19,992,037
2020	15,315,857
2021	9,474,836
2022	7,851,034
Thereafter	13,653,969
$81,699,115

Brokered certificates of deposit amounted to $21.8 and $7.0 million at December 31, 2017 and 2016, respectively.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

9.
BORROWINGS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket lien on qualifying first mortgage loans. The Bank had a maximum borrowing capacity of approximately $79,156,500 as of December 31, 2017. The following table shows the Bank’s fixed rate FHLB borrowings:
	December 31, 2017
Maturing in	Amount	Weighted- Average Rate
2018	$9,291,700	1.40%
2019	2,000,000	2.01
2020	5,124,500	2.16
2023 and thereafter	10,000,000	2.93
Total	$26,416,200	2.17%

	December 31, 2016
Maturing in	Amount	Weighted- Average Rate
2017	$2,000,000	1.27%
2019	2,000,000	2.01
2020	5,124,500	2.16
2022 and thereafter	10,000,000	2.93
Total	$19,124,500	2.45%

10.
INCOME TAXES

Income tax expense is summarized as follows:
	Years Ended December 31,
	2017	2016
Currently payable:
Federal	$313,857	$342,861
State	14,931	23,694
	328,788	366,555
Deferred:
Change in federal corporate tax rate	203,152	—
Federal	52,139	(75,635)
	255,291	(75,635)
Total	$584,079	$290,920

SSB BANK
NOTES TO FINANCIAL STATEMENTS

10.
INCOME TAXES — (continued)

The components of the net deferred tax asset are as follows:
	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$221,155	$279,052
Premises and equipment	1,590	44,987
Accrued interest payable	43,385	56,926
Nonaccrual loan interest	58,311	108,230
Write-down on loans held for sale	46,199	126,404
Net unrealized loss on securities	6,244	24,412
Gross deferred tax assets	376,884	640,011
Deferred tax liabilities:
Mortgage servicing rights	(48,715)	(42,242)
Gross deferred tax liabilities	(48,715)	(42,242)
Net deferred tax asset	$328,169	$597,769

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the Bank’s federal corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. As a result, the carrying value of the net deferred tax asset was reduced and income tax expense increased by $203,152.
No valuation allowance was established at December 31, 2017 and 2016, in view of the Bank’s ability, to execute certain tax strategies and to anticipate future taxable income as evidenced by the Bank’s earnings potential.
Reconciliations of the federal statutory rate to the Bank’s effective income tax rate are as follows:
	Years Ended December 31,
	2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$398,879	34.0%	$298,894	34.0%
Tax-exempt interest	(12,494)	(1.1)	(14,122)	(1.6)
State income tax	7,815	0.7	14,686	1.7
Change in corporate tax rate	203,152	17.3	—	—
Other, net	(13,273)	(1.1)	(8,538)	(1.0)
Actual tax expense and effective rate	$584,079	49.8%	$290,920	33.1%

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

10.
INCOME TAXES — (continued)

The Bank does not have any uncertain tax positions at December 31, 2017 or 2016 which require accrual or disclosure. The Bank records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017 and 2016.
The Bank’s income tax returns are subject to review and examination by federal and state taxing authorities. With few exceptions, the Bank is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2014.
11.
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
The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum total capital ratio of 8%, and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer is 1.25% as of December 31, 2017 and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.
As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.
	December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital (to risk-weighted assets)
Actual	$12,135,085	9.47%	$11,542,127	11.32%
For capital adequacy purposes	5,718,465	4.50	4,588,965	4.50
To be well capitalized	8,325,005	6.50	6,628,505	6.50
Tier 1 capital (to risk-weighted assets)
Actual	$12,135,085	9.47%	$11,542,127	11.32%
For capital adequacy purposes	7,684,620	6.00	6,118,620	6.00
To be well capitalized	10,246,160	8.00	8,158,160	8.00

SSB BANK
NOTES TO FINANCIAL STATEMENTS

11.
REGULATORY CAPITAL REQUIREMENTS — (continued)

	December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Actual	$13,176,530	10.29%	$12,362,866	12.12%
For capital adequacy purposes	10,246,160	8.00	8,158,160	8.00
To be well capitalized	12,807,700	10.00	10,197,700	10.00
Tier 1 capital (to average assets)
Actual	$12,135,085	7.85%	$11,542,127	8.53%
For capital adequacy purposes	6,186,160	4.00	5,411,280	4.00
To be well capitalized	7,732,700	5.00	6,764,100	5.00
12.
EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan that covers substantially all employees. The plan provides for employer-matching contributions on employee contributions of up to 3 percent of compensation, plus 50 percent matching up to the next 2 percent of compensation. The Bank paid required employer-matching contributions of  $37,686 and $30,615 for the years ended December 31, 2017 and 2016, respectively.
13.
COMMITMENTS

In the normal course of business, the Bank makes various commitments that are not reflected in the Bank’s financial statements. The Bank offers such products to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Bank minimizes its exposure to credit loss under these commitments by subjecting them to credit approval, review procedures and collateral requirements as deemed necessary.
Off-balance sheet commitments consisted of the following:
	December 31,
	2017	2016
Commitments to extend credit	$12,123,427	$7,876,738
Unadvanced construction funds	4,110,849	5,087,261
Unused lines of credit	3,608,851	2,460,320
	$19,843,127	$15,424,319

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
At December 31, 2017, the future minimum rental commitments under all leases amount to $12,600.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

13.
COMMITMENTS — (continued)

The Bank incurred $69,488 and $64,444 in rent expense in 2017 and 2016, respectively, which is included in occupancy expense on the statements of net income.
In August 2017, the bank entered into employment agreements with three executives that provide for a base salary and certain other benefits. The initial terms of the agreements are for three years with annual renewals thereafter. In the event of the executive’s termination without cause, as defined, the executive will receive a lump sum cash payment equal to the amount remaining under the contract. Additional benefits are payable upon a change in control, as defined.
14.
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
Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At December 31, 2017 and 2016, fair value measurements were obtained from a third party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.
Fair Value Measurements on a Recurring Basis
The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. No liabilities were reported at fair value on a recurring basis.
	December 31, 2017
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$—	$519,258	$—	$519,258
Obligations of state and political subdivisions	—	1,599,878	—	1,599,878
Corporate bonds		301,898	—	301,898
U.S. treasury securities	195,316	—	—	195,316

SSB BANK
NOTES TO FINANCIAL STATEMENTS

14.
FAIR VALUE MEASUREMENTS — (continued)

	December 31, 2016
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$—	$644,558	$—	$644,558
Obligations of state and political subdivisions	—	1,878,947	—	1,878,947
Corporate bonds	—	503,167	—	503,167
U.S. treasury securities	199,735	—	—	199,735
Fair Value Measurements on a Nonrecurring Basis
Loans Held For Sale
Fair values are estimated based on the discounted value of contractual cash flows adjusted for current market inputs including interest rates and prepayment speeds, as well as adjustments for the credit quality of the borrowers.
Impaired Loans
Certain collateral dependent impaired loans have been adjusted to fair value based on the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, along with management’s assumptions in various factors, such as selling costs and discounts for time since last appraised.
Other Real Estate Owned
Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at fair value, less cost to sell. Income and expense from operations and changes in valuation allowance are included in other noninterest expense.
The following tables present information related to the assets measured on a nonrecurring basis on the balance sheets at their fair value as of December 31, 2017 and 2016, respectively, by level within the fair value hierarchy. No liabilities were measured at fair value on a nonrecurring basis.
The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques at December 31, 2017 and 2016:
	Fair Value at December 31, 2017	Valuation Techniques	Valuation Unobservable Inputs	Range (Weighted Average)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%

SSB BANK
NOTES TO FINANCIAL STATEMENTS

14.
FAIR VALUE MEASUREMENTS — (continued)

	Fair Value at December 31, 2016	Valuation Techniques	Valuation Unobservable Inputs	Range (Weighted Average)
Loans held for sale	$19,941,867	Discounted cash flow	Discount rate	4.16% – 5.32%
				(4.70)%
			Conditional prepayment rate	7.50% – 42.96%
				(12.63)%
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
The estimated fair values of the Bank’s financial instruments are as follows:
	December 31, 2017
	Carrying Value	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$—	$—
Certificates of deposit	943,000	946,497	—	946,497	—
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	—
Held to maturity	9,797	9,494	—	9,494	—
Loans, net	140,574,537	139,784,862	—	—	139,784,862
Accrued interest receivable	476,417	476,417	—	476,417	—
FHLB Stock	2,162,600	2,162,600	—	—	2,162,600
Financial liabilities:
Deposits	$132,430,024	$132,189,024	$50,730,909	$—	$81,458,115
FHLB advances	26,416,200	25,602,500	—	25,602,500	—
Accrued interest payable	206,597	206,597	—	206,597	—

SSB BANK
NOTES TO FINANCIAL STATEMENTS

14.
FAIR VALUE MEASUREMENTS — (continued)

	December 31, 2016
	Carrying Value	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$6,831,479	$6,831,479	$6,831,479	$—	$—
Certificates of deposit	1,390,000	1,426,000	—	1,426,000	—
Investment securities:
Available for sale	3,226,407	3,226,407	199,735	3,026,672	—
Held to maturity	14,130	13,735	—	13,735	—
Loans held for sale	19,941,867	19,941,867	—	—	19,941,867
Loans, net	103,747,049	104,569,049	—	—	104,569,049
Accrued interest receivable	413,055	413,055	—	413,055	—
FHLB Stock	1,349,300	1,349,300	—	—	1,349,300
Financial liabilities:
Deposits	$109,370,884	$109,892,884	$39,330,740	$—	$70,562,144
FHLB advances	19,124,500	19,139,500	—	19,139,500	—
Accrued interest payable	167,427	167,427	—	167,427	—
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
15.
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

SSB BANK
NOTES TO FINANCIAL STATEMENTS

15.
FAIR VALUE OF FINANCIAL INSTRUMENTS — (continued)

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
Loans, Net
The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Certain collateral dependent impaired loans have been adjusted to fair value based on the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, along with management’s assumptions in various factors, such as selling costs and discounts for time since last appraised.
FHLB Advances
The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.
Deposits
The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end.
Commitments
These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 13.

SSB BANK
NOTES TO FINANCIAL STATEMENTS

16.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax.
	Net Unrealized Gain on Securities
	Years Ended December 31,
	2017	2016
Accumulated other comprehensive income (loss), beginning of year	$(47,388)	$6,529
Unrealized gain (loss) on securities before reclassification, net of tax	28,124	(53,454)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(363)	(463)
Net other comprehensive income (loss)	27,761	(53,917)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(3,860)	—
Accumulated other comprehensive loss, end of year	$(23,487)	$(47,388)

17.
LEGAL PROCEEDINGS

The Bank is involved in certain claims and legal actions arising in the ordinary course of business. The outcome of these claims and actions is not presently determinable; however, in the opinion of the Bank’s management, after consulting legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial statements.
18.
SUBSEQUENT EVENT

Mutual Holding Company Reorganization of SSB Bank and Common Share Issuance by SSB Bancorp, Inc.
On August 23, 2017, the Board of Trustees of SSB Bank adopted a Plan of Mutual Holding Company Reorganization and Minority Stock Issuance (the “Plan”). The Pennsylvania Department of Banking and Securities issued its approval of the reorganization on November 13, 2017, the FDIC issued its non-objection on November 13, 2017 and the Federal Reserve Board issued its approval on November 7, 2017. The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting depositors of the Bank at a special meeting held on December 21, 2017.
The mutual holding company reorganization and minority stock issuance were completed on January 24, 2018 in accordance with the Plan. SSB Bancorp, Inc. sold 1,011,712 shares of common stock to the public at $10.00 per share, representing 45% of its outstanding shares of common stock. SSB Bancorp, MHC owns 1,236,538, or 55%, of the outstanding common stock of SSB Bancorp, Inc. and SSB Bank became a wholly-owned subsidiary of SSB Bancorp, Inc.
SSB Bancorp, Inc. recorded net proceeds of approximately $10.1 million, after stock issuance costs of $1.3 million, and its shares began trading on the OTC Pink Marketplace.

ITEM 9.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others.
With the oversight and participation of senior management, we are taking steps to remediate the underlying causes of these material weaknesses as follows:
Allowance for loan losses and the identification and reporting of problem loans
We are instituting a monthly review and updating of the qualitative factors used in determining the allowance for loan losses, instituting a monthly review of changes to classified loans (including those designated as nonaccrual or as troubled debt restructurings) for accuracy and completeness, and requiring that any changes to the allowance for loan losses be approved by the Chief Executive Officer and Chief Financial Officer, among other steps.
Recognition of interest income on sold and participated loans
We have created a contra-asset account to offset the daily accrual of interest income on sold and participated loans. We are also addressing with our core processor identified deficiencies related to report production inaccuracies. Until resolved to our satisfaction or until we change core processing applications, all fields and accrual information will be monitored monthly and documented within our financial reporting package.
Enhancing disclosure controls and procedures includes developing and/or revising formal policies and improving relevant procedures. The material weaknesses identified above will not be considered remediated until the new or revised policies and procedures have been in place and in operation for a sufficient time so that they may be tested and determined by senior management to be effective.
Except as disclosed above, there were no changes made in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, SSB Bancorp, Inc.’s internal control over financial reporting.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.
Other Information

None.

PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

SSB Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report. A copy of the Code of Ethics is available without change upon request to the Company’s President and Chief Executive Officer.
The information contained under the sections captioned “Proposal I — Election of Directors” in SSB Bancorp, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.
Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for issuance under Stock-Based Compensation Plans

As of December 31, 2017, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of SSB Bancorp, Inc. are authorized for issuance.
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.
(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.
(d)
Changes in Control

Management of SSB Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of SSB Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors — Transactions with Certain Related Persons,” “— Board Independence” and “— Meetings and Committees of the Board of Directors” of the Proxy Statement.
ITEM 14.
Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of SSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
3.2	Bylaws of SSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
4	Form of Common Stock Certificate of SSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
10.1	Employment Agreement by and between SSB Bank and J. Daniel Moon, IV (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)†
10.2	Employment Agreement by and between SSB Bank and Jennifer Harris (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)†
14	Code of Ethics for Senior Officers
21	Subsidiaries of Registrant
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Changes in Net Worth, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

†
Management contract or compensation plan or arrangement.

ITEM 16.
Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SSB BANCORP, INC.
Date: April 17, 2018	By: /s/ J. Daniel Moon, IV J. Daniel Moon, IV President, Chief Executive Officer, Chief Financial Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ J. Daniel Moon, IV J. Daniel Moon, IV	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	April 17, 2018
/s/ Kenneth J. Broadbent Kenneth J. Broadbent	Director	April 17, 2018
/s/ David H. Docchio, Jr. David H. Docchio, Jr.	Director	April 17, 2018
/s/ Gretchen Givens Generett Gretchen Givens Generett	Director	April 17, 2018
/s/ Mark C. Joseph Mark C. Joseph	Director	April 17, 2018
/s/ Bernie M. Simons Bernie M. Simons	Director (Chairman of the Board)	April 17, 2018