Form 10-Q
period 2018-03-31
SSB Bancorp, Inc.
filed 2018-05-15
CIK 1716188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018 there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$2,938,964	$2,558,134
Interest-bearing deposits with other financial institutions	5,458,719	13,919,932
Cash and cash equivalents	8,397,683	16,478,066

Certificates of deposit	843,000	943,000
Securities available for sale	2,513,377	2,616,350
Securities held to maturity (fair value of $8,408, and $9,494, respectively)	8,813	9,797
Loans	144,484,174	141,615,982
Allowance for loan losses	(1,065,016)	(1,041,445)
Net loans	143,419,158	140,574,537
Accrued interest receivable	513,205	476,417
Federal Home Loan Bank stock, at cost	2,224,600	2,162,600
Premises and equipment, net	4,368,489	4,358,006
Bank-owned life insurance	2,375,952	2,358,519
Deferred tax asset, net	334,243	328,169
Prepaid reorganization and stock issuance costs	-	837,944
Other assets	822,885	762,086
TOTAL ASSETS	$165,821,405	$171,905,491

LIABILITIES
Deposits:
Noninterest-bearing demand	$390,588	$440,871
Interest-bearing demand	12,599,410	23,167,923
Money market	12,544,289	14,597,811
Savings	11,187,560	12,524,304
Time	81,670,890	81,699,115
Total deposits	118,392,737	132,430,024

Federal Home Loan Bank advances	26,416,200	26,416,200
Advances by borrowers for taxes and insurance	707,576	688,451
Accrued interest payable	203,351	206,597
Other liabilities	64,574	52,621
TOTAL LIABILITIES	145,784,438	159,793,893

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value per share; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock, $0.01 par value per share; 20,000,000 shares authorized and 2,248,250 shares issued and outstanding	22,483	-

Paid-in capital	8,759,795	-
Retained earnings	12,182,335	12,135,085
Unearned Employee Stock Ownership Plan (ESOP)	(881,310)	-
Accumulated other comprehensive loss	(46,336)	(23,487)
TOTAL STOCKHOLDERS' EQUITY	20,036,967	12,111,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,821,405	$171,905,491

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three Months Ended March 31,
	2018	2017
	(unaudited)
INTEREST INCOME
Loans, including fees	$1,568,981	$1,524,876
Interest-bearing deposits with other financial institutions	11,879	7,991
Certificates of deposit	3,270	7,026
Investment securities:	-
Taxable	42,147	23,630
Exempt from federal income tax	8,585	9,839
Total interest income	1,634,862	1,573,363

INTEREST EXPENSE
Deposits	469,038	409,718
Federal Home Loan Bank advances	154,053	124,672
Total interest expense	623,091	534,390

NET INTEREST INCOME	1,011,771	1,038,973
Provision for loan losses	40,000	25,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	971,771	1,013,973

NONINTEREST INCOME
Gain on sale of loans	24,020	33,650
Loan servicing fees	34,720	19,084
Earnings on bank-owned life insurance	17,432	7,703
Other	15,582	6,524
Total noninterest income	91,754	66,961

NONINTEREST EXPENSE
Salaries and employee benefits	375,533	322,631
Occupancy	91,061	61,203
Professional fees	249,197	8,580
Federal deposit insurance	45,000	17,000
Data processing	77,073	57,802
Director fees	32,494	17,580
Contributions and donations	16,300	11,592
Other	119,546	88,143
Total noninterest expense	1,006,204	584,531

Income before income taxes	57,321	496,403
Provision for income taxes	10,071	199,903

NET INCOME	$47,250	$296,500

See accompanying notes to the unaudited financial statements.

4

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net income	$47,250	$296,500
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(28,922)	11,061
Income tax effect	6,073	(3,761)

Other comprehensive income (loss), net of tax	(22,849)	7,300

Total comprehensive income	$24,401	$303,800

SSB Bancorp, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

				Unearned	Accumulated other
	Common	Paid-in	Retained	Employee Stock	comprehensive
	Stock	capital	earnings	Ownership Plan	loss	Total
Balance as of January 1, 2018	$-	$-	$12,135,085	$-	$(23,487)	$12,111,598

Net income	-	-	47,250	-	-	47,250

Other comprehensive loss	-	-	-	-	(22,849)	(22,849)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,759,795	-	-	-	8,782,278

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)
	$22,483	$8,759,795	$12,182,335	$(881,310)	$(46,336)	$20,036,967

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net income	$47,250	$296,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	40,000	25,000
Depreciation	36,258	10,149
Amortization (accretion) of security premiums and discounts	1,958	(3,282)
Origination of loans held for sale	(1,763,700)	(3,096,230)
Proceeds from sale of loans	1,787,720	2,758,100
Gain on sale of loans	(24,020)	(33,650)
Deferred income tax provision (benefit)	6,074	(3,761)
(Increase) decrease in accrued interest receivable	(36,788)	2,458
Increase (decrease) in accrued interest payable	(3,246)	3,918
Increase in bank owned life insurance	(17,432)	(7,703)
Other, net	783,022	160,757
Net cash provided by operating activities	857,096	112,256

INVESTING ACTIVITIES
Redemption of certificates of deposit	100,000	250,000
Investment securities available for sale:
Proceeds from principal repayments, calls, and maturities	72,093	33,517
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	984	1,004
Redemption of Federal Home Loan Bank stock	4,500	27,000
Purchase of Federal Home Loan Bank stock	(66,500)	(317,700)
Increase in loans receivable, net	(2,884,621)	(8,594,040)
Purchases of premises and equipment	(46,741)	(584,167)
Net cash used in investing activities	(2,820,285)	(9,184,386)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(14,037,287)	4,335,399
Increase in advances by borrowers for taxes and insurance	19,125	30,902
Net proceeds from stock offering	7,900,968	-
Proceeds from Federal Home Loan Bank advances	-	5,208,300
Net cash provided by (used in) financing activities	(6,117,194)	9,574,601

Increase (decrease) in cash and cash equivalents	(8,080,383)	502,471

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,478,066	6,831,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,397,683	$7,333,950

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$626,337	$530,471
Income taxes	-	15,000

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SSB Bancorp, Inc.

SSB Bancorp, Inc. (the “Company”) was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into a mutual holding company structure (the “Reorganization”). The Reorganization was completed effective January 24, 2018, with SSB Bank becoming the wholly-owned subsidiary of SSB Bancorp, Inc. and SSB Bancorp, Inc. becoming the majority-owned subsidiary of SSB Bancorp, MHC. In connection with the Reorganization, the Company sold 1,011,712 shares of common stock at an offering price of $10 per share. The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 25, 2018, under the symbol “SSBP”. Also, in connection with the Reorganization, the Bank established an Employee Stock Ownership Plan (the “ESOP”), which purchased 88,131 shares of the Company’s common stock at a price of $10 per share. In the Reorganization, the Company also issued 1,236,538 shares of its common stock to SSB Bancorp, MHC.

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

The interim financial statements at March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For further information, refer to the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statement include the accounts of SSB Bancorp, Inc. and SSB Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial information for the periods before the Company’s Reorganization on January 24, 2018 is that of SSB Bank only.

2.	RECENT ACCOUNTING STANDARDS

On April 5, 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies and define an "emerging growth company." As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company has elected to take advantage of the benefits of extended transition periods. Accordingly, the Company’s consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

2.	RECENT ACCOUNTING STANDARDS (Continued)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five-step approach to revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early application is permitted. The Update is not expected to have a significant impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are scoped out of the guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	RECENT ACCOUNTING STANDARDS (Continued)

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. For public business entities that do not meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Company is currently in the early stages of implementing processes to comply with the requirements of the Update.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	RECENT ACCOUNTING STANDARDS (Continued)

In February 2018, the FASB issued Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides the option to reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 34.0 percent and the newly enacted corporate income tax rate of 21.0 percent.  The Company chose to early adopt the new standard for the year ended December 31, 2017, as allowed. The amount of the reclassification for the Company was $3,860.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	March 31, 2018 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$496,810	$-	$(10,875)	$485,935
Obligations of state and political subdivisions	1,581,060	593	(47,357)	1,534,296
Corporate bonds	300,809	-	(1,547)	299,262
U.S. treasury securities	193,350	534	-	193,884
Total	$2,572,029	$1,127	$(59,779)	$2,513,377

	December 31, 2017 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$524,873	$-	$(5,615)	$519,258
Obligations of state and political subdivisions	1,626,608	852	(27,582)	1,599,878
Corporate bonds	300,952	1,399	(453)	301,898
U.S. treasury securities	193,647	1,669	-	195,316
Total	$2,646,080	$3,920	$(33,650)	$2,616,350

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

	March 31, 2018 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$140,215	$139,833
Due after one year through five years	999,847	989,374
Due after five years through ten years	510,260	477,654
Due after ten years	921,708	906,516
Total	$2,572,029	$2,513,377

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended March 31, 2018 and 2017, there were no sales of investment securities available for sale.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	March 31, 2018 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$8,813	$-	$(405)	$8,408
Total	$8,813	$-	$(405)	$8,408

	December 31, 2017 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$9,797	$-	$(303)	$9,494
Total	$9,797	$-	$(303)	$9,494

The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging up to 10 years. Due to expected repayment terms being less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	March 31, 2018 (unaudited)
	Amortized	Fair
	Cost	Value

Due after one year through five years	$6,387	$6,019
Due after five years through ten years	2,426	2,389

Total	$8,813	$8,408

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	March 31, 2018 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$485,935	$(10,875)	$8,408	$(405)	$494,343	$(11,280)
Obligations of state and political subdivisions	1,035,001	(15,206)	394,644	(32,151)	1,429,645	(47,357)
Corporate bonds	299,262	(1,547)	-	-	299,262	(1,547)

Total	$1,820,198	$(27,628)	$403,052	$(32,556)	$2,223,250	$(60,184)

	December 31, 2017 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$519,258	$(5,615)	$9,494	$(303)	$528,752	$(5,918)
Obligations of state and political subdivisions	1,044,275	(7,238)	405,521	(20,344)	1,449,796	(27,582)
Corporate bonds	199,898	(453)	-	-	199,898	(453)

Total	$1,763,431	$(13,306)	$415,015	$(20,647)	$2,178,446	$(33,953)

Management reviews the Company’s investment positions quarterly. There were 21 investments that were temporarily impaired as of March 31, 2018, with aggregate depreciation of less than 3 percent from the Company’s amortized cost basis. There were 20 investments that were temporarily impaired as of December 31, 2017, with aggregate depreciation of less than 2 percent from the Company’s amortized cost basis. The Company has concluded that these declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period. Accordingly, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

6.	LOANS

The Company’s loan portfolio summarized by category is as follows:

	March 31,	December 31,
	2018	2017
	(unaudited)
Mortgage loans:
One-to-four family	$76,215,097	$75,858,226
Commercial	51,777,580	50,122,058
	127,992,677	125,980,284

Commercial and industrial	12,172,785	11,455,554
Consumer	4,168,871	4,014,258
	144,334,333	141,450,096

Third-party loan acquisition and other net origination costs	372,170	385,883
Discount on loans previously held for sale	(222,329)	(219,997)
Allowance for loan losses	(1,065,016)	(1,041,445)

Total	$143,419,158	$140,574,537

The Company’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Company’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Company’s underwriting policies.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan in order to manage portfolio risk.  In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Company had transferred $7,790,568 and $8,129,670 in participation loans as of March 31, 2018 and December 31, 2017, respectively, to other financial institutions. As of March 31, 2018 and December 31, 2017, all of these loans were being serviced by the Company.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2018 (unaudited) and 2017 (unaudited), respectively:

	Mortgage		Commercial	Consumer
Three Months Ended	One-to-Four	Mortgage	and	and
March 31, 2018	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	-	-	(16,429)
Recoveries	-	-	-	-	-
Provision (credit)	17,312	26,592	5,248	(9,152)	40,000
Ending balance	$514,729	$410,127	$86,102	$54,058	$1,065,016

	Mortgage		Commercial	Consumer
Three Months Ended	One-to-Four	Mortgage	and	and
March 31, 2017	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision	13,201	8,968	2,109	722	25,000
Ending balance	$511,611	$237,731	$61,548	$34,849	$845,739

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of March 31, 2018 (unaudited), and December 31, 2017 (unaudited).

	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
	Family	Commercial	Industrial	HELOC	Total

March 31, 2018
Allowance for loan losses:
Loans deemed impaired	$41,359	$-	$-	$2,349	$43,708

Loans not deemed impaired	473,370	410,127	86,102	51,709	1,021,308

Ending balance	$514,729	$410,127	$86,102	$54,058	$1,065,016

March 31, 2018
Loans:
Loans deemed impaired	$2,266,200	$1,118,570	$144,486	$42,871	$3,572,127

Loans not deemed impaired	73,948,897	50,659,010	12,028,299	4,126,000	140,762,206

Ending balance	$76,215,097	$51,777,580	$12,172,785	$4,168,871	$144,334,333

	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
	Family	Commercial	Industrial	HELOC	Total

December 31, 2017
Allowance for loan losses:
Loans deemed impaired	$23,870	$-	$-	$-	$23,870

Loans not deemed impaired	489,976	383,535	80,854	63,210	1,017,575

Ending balance	$513,846	$383,535	$80,854	$63,210	$1,041,445

December 31, 2017
Loans:
Loans deemed impaired	$2,508,658	$1,122,740	$8,251	$29,245	$3,668,894

Loans not deemed impaired	73,349,568	48,999,318	11,447,303	3,985,013	137,781,202

Ending balance	$75,858,226	$50,122,058	$11,455,554	$4,014,258	$141,450,096

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	March 31, 2018			December 31, 2017

		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(unaudited)			(unaudited)
With no allowance recorded:
Mortgage loans:
One-to-four family	$1,868,836	$1,868,836	$-	$2,356,007	$2,356,007	$-
Commercial	1,118,570	1,118,570	-	1,122,740	1,122,740	-
Commercial and industrial	144,486	144,486	-	8,251	8,251	-
Consumer	13,625	13,625	-	29,245	29,245	-

With an allowance recorded:
Mortgage loans:
One-to-four family	397,364	397,364	41,359	152,651	152,651	23,870
Consumer and HELOC	29,246	29,246	2,349	-	-	-

Total mortgage loans:
One-to-four family	2,266,200	2,266,200	41,359	2,508,658	2,508,658	23,870
Commercial	1,118,570	1,118,570	-	1,122,740	1,122,740	-
Commercial and industrial	144,486	144,486	-	8,251	8,251	-
Consumer and HELOC	42,871	42,871	2,349	29,245	29,245	-

Total	$3,572,127	$3,572,127	$43,708	$3,668,894	$3,668,894	$23,870

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,889,111	$432	$2,146,803	$11,962
Commercial	1,119,960	466	203,382	-
Commercial and Industrial	144,486	-	-	-
Consumer and HELOC	14,006	-	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	398,413	3,419	143,037	2,013
Commercial	-	-	-	-
Commercial and Industrial	-	-	-	-
Consumer and HELOC	29,245	-	-	-

Totals:
Mortgage loans:
One-to-four family	2,287,524	3,851	2,289,840	13,975
Commercial	1,119,960	466	203,382	-
Commercial and Industrial	144,486	-	-	-
Consumer and HELOC	43,251	-	-	-

Total	$3,595,221	$4,317	$2,493,222	$13,975

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Age Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:

	March 31, 2018 (unaudited)
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$910,193	$507,244	$1,871,713	$3,289,150	$72,925,947	$76,215,097	$-
Commercial	199,362	-	1,118,570	1,317,932	50,459,648	51,777,580	-
Commercial and industrial	108,273	169,742	144,486	422,501	11,750,284	12,172,785	-
Consumer and HELOC	-	4,683	42,871	47,554	4,121,317	4,168,871	-
Total	$1,217,828	$681,669	$3,177,640	$5,077,137	$139,257,196	$144,334,333	$-

	December 31, 2017 (unaudited)
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$-
Commercial	656,640	-	1,122,740	1,779,380	48,342,678	50,122,058	-
Commercial and industrial	301,783	-	8,251	310,034	11,145,519	11,455,553	-
Consumer and HELOC	662	14,386	29,245	44,293	3,969,965	4,014,258	-
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,112	$141,450,095	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	March 31,	December 31,
	2018	2017
	(unaudited)
Mortgage loans:
One-to-four family	$2,081,725	$2,108,086
Commercial	1,118,570	1,122,740
Commercial and industrial	144,486	8,251
Consumer and HELOC	42,871	29,245
Total	$3,387,652	$3,268,322

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to their credit risk. The Company uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

•	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•	Loans rated 8: Loans in this category are considered "doubtful" and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loans rated 9: Loans in this category are considered "loss" and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	March 31, 2018		December 31, 2017
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial
	(unaudited)
Loans rated 1 - 5	$50,376,677	$12,020,204	$48,764,928	$11,434,756
Loans rated 6	282,333	8,095	234,390	20,798
Loans rated 7	1,118,570	144,486	1,122,740	-
Ending balance	$51,777,580	$12,172,785	$50,122,058	$11,455,554

There were no loans classified as doubtful or loss at March 31, 2018, or December 31, 2017.

For one-to-four family mortgage and consumer and HELOC loans, the Company evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	March 31, 2018 (unaudited)		December 31, 2017 (unaudited)
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$74,133,372	$4,126,000	$73,750,140	$3,985,013
Nonperforming	2,081,725	42,871	2,108,086	29,245
Total	$76,215,097	$4,168,871	$75,858,226	$4,014,258

Troubled Debt Restructurings

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2018 or 2017.

As of March 31, 2018 and December 31, 2017, the Bank allocated $15,203 and $23,870, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

The Bank did not have any loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting period.

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization effective January 24, 2018. Eligible employees become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service, or earlier, upon death, disability or attainment of normal retirement age.

The ESOP purchased 88,131 shares of the Company common stock, which was funded by a loan from the Company. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. There was no compensation expense recognized by the Company for the three months ended March 31, 2018.

9.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum total capital ratio of 8%, and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer was 1.875% as of January 1, 2018 and will increase to 2.5% on January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.

As of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

9.	REGULATORY CAPITAL REQUIREMENTS (Continued)

	March 31,		December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,083,303	15.51%	$12,135,085	9.47%
For capital adequacy purposes	5,828,111	4.50%	5,718,465	4.50%
To be well capitalized	8,418,382	6.50%	8,325,005	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$20,083,303	15.51%	$12,135,085	9.47%
For capital adequacy purposes	7,770,815	6.00%	7,684,620	6.00%
To be well capitalized	10,361,086	8.00%	10,246,160	8.00%

Total capital
(to risk-weighted assets)
Actual	$21,148,319	16.33%	$13,176,530	10.29%
For capital adequacy purposes	10,361,086	8.00%	10,246,160	8.00%
To be well capitalized	12,951,358	10.00%	12,807,700	10.00%

Tier 1 capital
(to average assets)
Actual	$20,083,303	12.10%	$12,135,085	7.85%
For capital adequacy purposes	6,637,013	4.00%	6,186,160	4.00%
To be well capitalized	8,296,266	5.00%	7,732,700	5.00%

10.	COMMITMENTS

In the normal course of business, the Company makes various commitments that are not reflected in the Company’s consolidated financial statements. The Company offers such products to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Bank minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary.

Off-balance sheet commitments consist of the following:

	March 31,	December 31,
	2018	2017
	(unaudited)

Commitments to extend credit	$2,930,900	$12,123,427
Construction unadvanced funds	3,963,497	4,110,849
Unused lines of credit	7,138,515	3,608,851

	$14,032,912	$19,843,127

10.	COMMITMENTS (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consisted primarily of mortgage loan commitments. The Company uses the same credit policies in making loan commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, as deemed necessary, is based upon management’s credit evaluation in compliance with the Company’s lending policy guidelines.

In August 2017, the Company entered into employment agreements with three executives that provide for a base salary and certain other benefits. The initial terms of the agreements are for three years with annual renewals thereafter. In the event of the executive’s termination without cause, as defined, the executive will receive a lump-sum cash payment equal to the amount remaining under the contract. Additional benefits are payable upon a change in control, as defined.

11.	FAIR VALUE MEASUREMENTS

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At March 31, 2018 and December 31, 2017, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

11.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the consolidated balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2018 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$485,935	$-	$485,935
Obligations of state and political subdivisions	-	1,534,296	-	1,534,296
Corporate bonds	-	299,262	-	299,262
U.S. treasury securities	193,884	-	-	193,884

	December 31, 2017 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$519,258	$-	$519,258
Obligations of state and political subdivisions	-	1,599,878	-	1,599,878
Corporate bonds	-	301,898	-	301,898
U.S. treasury securities	195,316	-	-	195,316

	March 31, 2018 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932
Impaired loans	-	-	186,734	186,734

	December 31, 2017 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

Impaired Loans

Certain collateral-dependent impaired loans have been adjusted to fair value based on the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, along with management’s assumptions in various factors, such as selling costs and discounts for time since last appraised.

11.	FAIR VALUE MEASUREMENTS (Continued)

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	March 31,		Valuation	(Weighted
	2018	Valuation Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans	186,734	Appraised collateral values	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2017	Valuation Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%

11.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2018 (unaudited)
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$8,397,683	$8,397,683	$8,397,683	$-	$-
Certificates of deposit	843,000	833,000	-	833,000	-
Investment securities:
Available for sale	2,513,377	2,513,377	193,884	2,319,493	-
Held to maturity	8,813	8,408	-	8,408	-
Loans, net	143,419,158	143,000,158	-	-	143,000,158
Accrued interest receivable	513,205	513,205	-	513,205	-
FHLB Stock	2,224,600	2,224,600	-	-	2,224,600

Financial liabilities:
Deposits	118,392,737	117,221,739	36,721,847	-	80,499,892
FHLB advances	26,416,200	26,224,200	-	26,224,200	-
Accrued interest payable	203,351	203,351	-	203,351	-

	December 31, 2017 (unaudited)
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$-	$-
Certificates of deposit	943,000	946,497	-	946,497	-
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	-
Held to maturity	9,797	9,494	-	9,494	-
Loans, net	140,574,537	139,784,862	-	-	139,784,862
Accrued interest receivable	476,417	476,417	-	476,417	-
FHLB Stock	2,162,600	2,162,600	-	-	2,162,600

Financial liabilities:
Deposits	132,430,024	132,189,024	50,730,909	-	81,458,115
FHLB advances	26,416,200	25,602,500	-	25,602,500	-
Accrued interest payable	206,597	206,597	-	206,597	-

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

11.	FAIR VALUE MEASUREMENTS (Continued)

Since certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

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

12.	EARNINGS PER SHARE

Earnings per common share are not presented as the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2018 and December 31, 2017 and results of operations for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of SSB Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q. Financial information for the periods before the Company’s Reorganization on January 24, 2018 is that of SSB Bank only.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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

Income Taxes. SSB Bank accounts for income taxes in accordance with accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. U.S. GAAP requires that we use the “balance sheet method” to determine the deferred income, which affects the differences between the book and tax bases of assets and liabilities, and any changes in tax rates and laws are recognized in the period in which they occur. A valuation allowance is established against deferred tax assets when, based on the available evidence including historical and projected taxable income, its is more likely than not that some or all of the deferred tax assets will not be realized.

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

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At March 31, 2018, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets decreased by $6.1 million, or 3.5% from $171.9 million at December 31, 2017 to $165.8 million at March 31, 2018. The decrease was due primarily to a decrease in cash and cash equivalents of $8.1 million, or 49.0% to $8.4 million at March 31, 2018 from $16.5 million at December 31, 2017. There was also a decrease in prepaid reorganization and stock issuance costs to zero dollars at March 31, 2018 from $838,000 at December 31, 2017 as these costs were reclassified against the stock offering proceeds. These decreases were partially offset by an increase in net loans of $2.9 million to $143.4 million at March 31, 2018 from 140.6 million at December 31, 2017.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $8.1 million, or 49.0%, to $8.4 million at March 31, 2018 from $16.5 million at December 31, 2017. We continued to use excess liquidity to fund loan demand.

Net Loans. Net loans at March 31, 2018 totaled $143.4 million compared to $140.6 million at December 31, 2017, an increase of $2.9 million, or 2.0%. Commercial mortgages increased $1.7 million, or 3.3%, from $50.1 million at December 31, 2017 to $51.8 million at March 31, 2018. Commercial and industrial loans increased $717,000, or 6.3%, from $11.5 million at December 31, 2017 to $12.2 million at March 31, 2018.

Available for Sale Securities. Securities available for sale decreased by $103,000, or 3.9%, to $2.5 million at March 31, 2018, from $2.6 million at December 31, 2017. The decrease was due to one municipal bond maturing as well as principal payments on mortgage-backed securities.

Deposits. Total deposits decreased to $118.4 million at March 31, 2018 from $132.4 million at December 31, 2017. The decrease of $14.0 million, or 10.6%, was mostly because of a decrease in interest-bearing demand accounts to $12.6 million at March 31, 2018 from $23.1 million at December 31, 2017. This decrease was due primarily to SSB Bancorp funds having been deposited in a business checking account prior to the Reorganization in January. Money market accounts decreased by $2.1 million to $12.5 million at March 31, 2018 from $14.6 million at December 31, 2018. Savings accounts decreased $1.3 million, or 10.7%, to $11.2 million at March 31, 2018 from $12.5 million at December 31, 2017.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances were static at $26.4 million over the period from December 31, 2017 to March 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased by $7.9 million, or 65.4%, to $20.0 million at March 31, 2018 from $12.1 million at December 31, 2017. The increase was due to $8.8 million of net proceeds from the stock offering completed on January 24, 2018. The increase was partially offset by $881,000 in unearned compensation related to the Employee Stock Ownership Plan.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

Net Income. Net income totaled $47,000 for the three months ended March 31, 2018, compared to net income of $297,000 for the three months ended March 30, 2017, a decrease of $249,000 or 84.1%. The decrease was partially due to a $90,000 recovery from a commercial real estate loan workout that occurred in January 2017 and was recorded in interest income. Overall, interest income increased $61,000, or 3.9%, due to loan portfolio growth. Interest expense increased by $89,000 from $534,000 for the three months ended March 31, 2017 to $623,000 for the three months ended March 31, 2018 due to increases in deposit and borrowing rates. Noninterest expense increased by $422,000, or 72.1%, from $585,000 for the three months ended March 31, 2017 to $1.0 million for the three months ended March 31, 2018, mostly due to increased costs because of the Company Reorganization.

Interest and Dividend Income. Interest and dividend income increased $61,000, or 3.9%, when comparing the two periods. Interest income on loans increased $44,000, or 2.9%. This increase is primarily attributable to an increase in the average balance of net loans of $14.6 million, or 11.4%. The average balances increased from $127.8 million to $142.4 million when comparing the three months ended March 31, 2017 with the three months ended March 31, 2018. The weighted average yield on net loans decreased 7 basis points from 4.54% for the three months ended March 31, 2017 to 4.47% for the three months ended March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense. Total interest expense increased $89,000, or 16.6%, to $623,000 for the three months ended March 31, 2018, compared to $534,000 for the three months ended March 31, 2017. Interest expense on deposit accounts increased $59,000, or 14.5%, to $469,000 for the three months ended March 30, 2018 compared to $410,000 for the three months ended March 30, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $15.4 million or 14.0% from $110.3 million for the three months ended March 31, 2017, to $125.7 million for the three months ended March 31, 2018. The cost of funds associated with interest-bearing deposits remained static at 1.51%.

Interest expense on Federal Home Loan Bank advances increased $29,000 or 23.6%, to $154,000 for the three months ended March 31, 2018, from $125,000 for the three months ended March 31, 2017. The increase was driven by the increase in the average balance of advances from $23.4 million for the three months ended March 31, 2017 to $26.4 million for the three months ended March 31, 2018, which was due to management utilizing advances as a funding source for loan originations in 2017. The average cost of these borrowings increased 20 basis points from 2.17% for the three months ended March 31, 2017 to 2.37% for the three months ended March 31, 2018.

Net Interest Income. Net interest income decreased $27,000, or 2.6%, when comparing the two periods. This was due to an increase in interest expense of $89,000 when comparing the two periods, while interest income increased by $61,000 over the two periods. Average net loans for the three months ended March 31, 2017 was $127.8 million, and it increased $14.6 million to $142.4 million for the three months ended March 31, 2018, an increase of 11.4%. However, the interest rate spread in the quarter ended March 31, 2017 was 2.64% as compared to 2.56% for the quarter ended March 31, 2018. Net interest margin for the three months ended March 31, 2017 was 2.76% and it decreased 15 basis points to 2.61% for the three months ended March 31, 2018.

Provision for Loan Losses. The provision for loan losses increased $15,000, or 60.0%, to $40,000 for three months ended March 31, 2018, from $25,000 for the three months ended March 31, 2017. The increase in the provision for loan losses was due to the continued growth of the loan portfolio, in particular commercial mortgage loans.

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

Non-Interest Income. Non-interest income increased $25,000, or 37.0% to $92,000 for the three months ended March 30, 2018, from $67,000 for the comparable three months ended March 30, 2017. The increase was due in part to earnings on bank-owned life insurance for the three months ended March 31, 2018 of $17,000 as compared to $8,000 for the three months ended March 31, 2017. Loan servicing fees increased $16,000 and other noninterest income increased by $9,000 when comparing the two periods.

Non-Interest Expense. Non-interest expense increased $422,000, or 72.1%, to $1.0 million for the three months ended March 31, 2018, compared to $585,000 for the three months ended March 31, 2017. Professional fees increased $241,000 to $249,000 for the three months ended March 31, 2018, from $9,000 for the comparable three months ended March 31, 2017. The increase is principally due to additional accounting and auditing expenses associated with our public company reporting requirements and with the material weaknesses included in Item 4 to this Form 10-Q. A recovery of $51,000 in legal fees was recognized in January 2017, lowering professional fees for the first quarter of 2017. Salaries and employee benefits increased $53,000, or 16.4%, to $376,000 for the three months ended March 30, 2018 from $323,000 for the three months ended March 31, 2017. The increase was associated with the addition of staff due to the opening of a new branch. Additionally, data processing expense increased $19,000 or 33.3%, to 77,000 for the three months ended March 31, 2018, from $58,000 for the comparable three months ended March 31, 2017 due to additions to our customer product and services offerings.

Income Taxes. The income tax provision decreased from $200,000 for the three months ended March 31, 2017 to $10,000 for the three months ended March 31, 2018, a decrease of $190,000 or 95.0%. The effective tax rate was 18% for the three months ended March 31, 2018, and 40% for the three months ended March 31, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act passed by the Congress in December 2017.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at March 31, 2018. All estimated changes presented in the table are within the policy limits approved by our board of trustees.

				EVE as Percent of Economic
		Estimated Increase (Decrease) in EVE		Value of Assets
Basis Point ("bp")
Change in Interest
Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400 bp	$15,529	$(4,131)	(21.01)%	10.52%	(1.37)%
+300 bp	16,324	(3,336)	(16.97)%	10.77%	(1.12)%
+200 bp	17,564	(2,096)	(10.66)%	11.25%	(0.64)%
+100 bp	18,760	(900)	(4.58)%	11.67%	(0.22)%
0	19,660	-	0.00%	11.89%	0.00%
(100) bp	19,405	(255)	(1.30)%	11.50%	(0.40)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2018, we had cash and cash equivalents of $8.4 million. As of March 31, 2018 we had $26.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $58.2 million of available borrowing capacity.

At March 31, 2018, we had $14.0 million of loan commitments outstanding which includes $7.1 million of unused lines of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of March 31, 2018 totaled $17.9 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at March 31, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At March 31, 2018, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

Capital Resources. At March 31, 2018, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At March 31, 2018:
Federal Home Loan Bank advances	$26,416	$9,292	$7,124	$-	$10,000

At December 31, 2017:
Federal Home Loan Bank advances	$26,416	$9,292	$7,124	$-	$10,000
Operating lease obligations	4	4	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others.

With the oversight and participation of senior management, we are taking steps to remediate the underlying causes of these material weaknesses as follows:

Allowance for loan losses and the identification and reporting of problem loans – We are instituting a monthly review and updating of the qualitative factors used in determining the allowance for loan losses, instituting a monthly review of changes to classified loans (including those designated as nonaccrual or as troubled debt restructurings) for accuracy and completeness, and requiring that any changes to the allowance for loan losses be approved by the Chief Executive Officer and Chief Financial Officer, among other steps.

Recognition of interest income on sold and participated loans – We have created a contra-asset account to offset the daily accrual of interest income on sold and participated loans. We are also addressing with our core processor identified deficiencies related to report production inaccuracies. Until resolved to our satisfaction or until we change core processing applications, all fields and accrual information will be monitored monthly and documented within our financial reporting package.

Enhancing disclosure controls and procedures includes developing and/or revising formal policies and improving relevant procedures. The material weaknesses identified above will not be considered remediated until the new or revised policies and procedures have been in place and in operation for a sufficient time so that they may be tested and determined by senior management to be effective.

Except as disclosed above, there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, SSB Bancorp, Inc.’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable as the Company is a “smaller reporting company”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Not applicable.

(b)       On January 24, 2018, the Company completed its common stock offering in connection with the reorganization of SSB Bank into the mutual holding company structure. The offering commenced on November 20, 2017 and was completed on January 24, 2018. The Company sold a total of 1,011,712 shares of its common stock at a purchase price of $10.00 per share, for gross offering proceeds of approximately $10.1 million. The shares were sold pursuant to a Registration Statement on Form S-1 (SEC File No. 333-220403), which was declared effective by the Securities and Exchange Commission on November 13, 2017. Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist on a best efforts basis in the marketing of the common stock. For their services, KBW received a management fee of $25,000 and a success fee of $250,000, plus reimbursement of expenses. KBW also was engaged for its conversion agent services and received a fee of $25,000, plus reimbursement of expenses. Total offering expenses, including the amounts paid to KBW, were approximately $1.2 million, none of which were paid to officers or directors of the Company or SSB Bank or any of their associates. No underwriting discounts, commissions, or finders’ fees were paid in connection with the offering. Net offering proceeds were approximately $8.9 million, of which the Company contributed $4.3 million to SSB Bank and loaned $881,310 to SSB Bank’s Employee Stock Ownership Plan to allow it to purchase shares of common stock in the offering. The Company retained the remaining net proceeds for general corporate purposes. The use of proceeds does not represent a material change in the use of proceeds described in the Company’s Prospectus dated November 13, 2017.

(c)      Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

PART II – OTHER INFORMATION (Continued)

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: May 15, 2018	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: May 15, 2018	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

