Form 10-Q
period 2018-06-30
SSB Bancorp, Inc.
filed 2018-08-14
CIK 1716188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES ☐ NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 10, 2018 there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$3,277,225	$2,558,134
Interest-bearing deposits with other financial institutions	4,009,030	13,919,932
Cash and cash equivalents	7,286,255	16,478,066

Certificates of deposit	1,091,000	943,000
Securities available for sale	2,984,828	2,616,350
Securities held to maturity (fair value of $8,095, and $9,494, respectively)	7,994	9,797
Loans	151,438,484	141,615,982
Allowance for loan losses	(1,090,016)	(1,041,445)
Net loans	150,348,468	140,574,537
Accrued interest receivable	611,673	476,417
Federal Home Loan Bank stock, at cost	2,310,300	2,162,600
Premises and equipment, net	4,369,554	4,358,006
Bank-owned life insurance	2,393,777	2,358,519
Deferred tax asset, net	334,747	328,169
Prepaid reorganization and stock issuance costs	-	837,944
Other assets	844,070	762,086
TOTAL ASSETS	$172,582,666	$171,905,491

LIABILITIES
Deposits:
Noninterest-bearing demand	$544,749	$440,871
Interest-bearing demand	12,865,210	23,167,923
Money market	13,706,855	14,597,811
Savings	14,337,093	12,524,304
Time	83,460,988	81,699,115
Total deposits	124,914,895	132,430,024

Federal Home Loan Bank advances	26,166,200	26,416,200
Advances by borrowers for taxes and insurance	994,624	688,451
Accrued interest payable	229,484	206,597
Other liabilities	6,483	52,621
TOTAL LIABILITIES	152,311,686	159,793,893

STOCKHOLDERS' EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,248,250 shares issued and outstanding at $0.01 par value	22,483	-
Paid-in capital	8,758,385	-
Retained earnings	12,396,111	12,135,085
Unearned Employee Stock Ownership Plan (ESOP)	(859,277)	-
Accumulated other comprehensive loss	(46,722)	(23,487)
TOTAL NET STOCKHOLDERS' EQUITY	20,270,980	12,111,598

TOTAL LIABILITIES AND STOCKHOLERS' EQUITY	$172,582,666	$171,905,491

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended June 30,			Six months ended June 30,
	2018	2017		2018		2017
	(unaudited)			(unaudited)
INTEREST INCOME
Loans, including fees	$1,719,472		$1,508,089		$3,288,453		$3,029,841
Interest-bearing deposits with other financial institutions	22,028		9,464		33,907		17,455
Certificates of deposit	4,224		3,868		7,494		14,019
Investment securities:	-						-
Taxable	44,680		25,876		86,827		49,506
Exempt from federal income tax	8,294		9,590		16,879		19,429
Total interest income	1,798,698		1,556,887		3,433,560		3,130,250

INTEREST EXPENSE
Deposits	504,663		427,496		973,701		837,214
Federal Home Loan Bank advances	155,588		135,457		309,641		260,129
Total interest expense	660,251		562,953		1,283,342		1,097,343

NET INTEREST INCOME	1,138,447		993,934		2,150,218		2,032,907
Provision for loan losses	25,000		94,993		65,000		119,993

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,113,447		898,941		2,085,218		1,912,914

NONINTEREST INCOME
Securities gains, net	-		350		-		350
Provision for loss on loans held for sale	-		-		-		-
Gain on sale of loans	70,659		156,057		94,679		189,707
Loan servicing fees	34,109		20,171		68,829		39,255
Earnings on bank-owned life insurance	17,826		16,232		35,258		23,935
Other	12,113		4,517		27,695		11,041
Total noninterest income	134,707		197,327		226,461		264,288

NONINTEREST EXPENSE
Salaries and employee benefits	452,062		388,024		827,595		710,655
Occupancy	96,048		59,346		187,109		120,549
Professional fees	163,402		112,014		412,599		120,594
Federal deposit insurance	43,500		45,000		88,500		62,000
Data processing	73,013		79,928		150,086		137,730
Director fees	37,794		19,960		70,288		37,540
Contributions and donations	16,550		15,809		32,850		27,401
Other	118,277		79,791		237,823		167,934
Total noninterest expense	1,000,646		799,872		2,006,850		1,384,403

Income before income taxes	247,508		296,396		304,829		792,799
Provision for income taxes	33,732		86,204		43,803		286,107

NET INCOME	$213,776		$210,192		$261,026		$506,692

EARNINGS PER COMMON SHARE
Basic	$0.10	$	N/A	$	N/A	$	N/A
Diluted	$0.10	$	N/A	$	N/A	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,161,221		N/A		N/A		N/A
Diluted	2,161,221		N/A		N/A		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-	$	N/A	$	N/A	$	N/A
COMPREHENSIVE INCOME	$213,390	$	N/A	$	N/A	$	N/A

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended ended June 30,		Six months ended ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$213,776	$210,192	$261,026	$506,692
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(891)	41,637	(29,813)	52,698
Income tax effect	505	(13,925)	6,578	(17,686)
Reclassification adjustment for net securities (gains) losses recognized in income	-	(350)	-	(350)
Income tax effect included in provision for income taxes	-	119	-	119

Other comprehensive income (loss), net of tax	(386)	27,481	(23,235)	34,781

Total comprehensive income	$213,390	$237,673	$237,791	$541,473

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive loss	Total
Balance as of January 1, 2017	$-	$-	$11,542,127	$-	$(47,388)	$11,494,739

Reclassification of certain income tax effects from accumulated other comprehensive loss	-	-	3,860	-	(3,860)	-

Net income	-	-	589,098	-	-	589,098

Other comprehensive income	-	-	-	-	27,761	27,761

Balance as of January 1, 2018	-	-	12,135,085	-	(23,487)	12,111,598

Net income	-	-	261,026	-	-	261,026

Other comprehensive loss	-	-	-	-	(23,235)	(23,235)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,759,795	-	-	-	8,782,278

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(1,410)	-	22,033	-	20,623

Balance as of June 30, 2018	$22,483	$8,758,385	$12,396,111	$(859,277)	$(46,722)	$20,270,980

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net income	$261,026	$506,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65,000	119,993
Provision for loss on loans held for sale	-	-
Depreciation	76,089	26,988
Net amortization of investment securities	-	-
Amortization (accretion) of security premiums and discounts	5,591	6,497
Origination of loans held for sale	(4,849,800)	(7,202,360)
Proceeds from sale of loans	4,944,480	7,392,067
Gain on sale of loans	(94,680)	(189,707)
Deferred income tax provision (benefit)	8,901	17,917
Investment securities gains, net	-	(350)
(Increase) decrease in accrued interest receivable	(135,256)	188
Increase (decrease) in accrued interest payable	22,887	17,980
Amortization of ESOP	20,623	-
Increase in bank owned life insurance	(35,258)	(23,935)
Other, net	700,519	(643,225)
Net cash provided by (used in) operating activities	990,122	28,745

INVESTING ACTIVITIES
Purchase of certificates of deposit	(248,000)	-
Redemption of certificates of deposit	100,000	250,000
Investment securities available for sale:
Purchases	(557,780)	-
Proceeds from sales	-	313,643
Proceeds from principal repayments, calls, and maturities	154,300	168,215
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	1,803	2,502
Redemption of Federal Home Loan Bank stock	24,100	230,700
Purchase of Federal Home Loan Bank stock	(171,800)	(736,800)
Purchases of loans	-	(6,541,123)
Increase in loans receivable, net	(9,838,931)	(7,234,473)
Proceeds from sale of portfolio loans	-	6,934,868
Proceeds from sale of other real estate owned	-	-
Purchases of premises and equipment	(87,637)	(1,230,916)
Purchase of bank-owned life insurance	-	-
Net cash (used for) provided by investing activities	(10,623,945)	(7,843,384)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(7,515,129)	5,350,030
Increase in advances by borrowers for taxes and insurance	306,173	177,460
Net proceeds from stock offering	8,782,278	-
Purchase of ESOP shares	(881,310)
Repayment of Federal Home Loan Bank advance	(6,250,000)	-
Proceeds from Federal Home Loan Bank advances	6,000,000	6,250,000
Net cash provided by (used in) financing activities	442,012	11,777,490

Increase (decrease) in cash and cash equivalents	(9,191,811)	3,962,851

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,478,066	6,831,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,286,255	$10,794,330

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,260,453	$1,079,363
Income taxes	98,604	225,000

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SSB Bancorp, Inc.

SSB Bancorp, Inc. (the “Company”) was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into a mutual holding company structure (the “Reorganization”). The Reorganization was completed effective January 24, 2018, with SSB Bank becoming the wholly-owned subsidiary of SSB Bancorp, Inc., and SSB Bancorp, Inc. becoming the majority-owned subsidiary of SSB Bancorp, MHC. In connection with the Reorganization, the Company sold 1,011,712 shares of common stock at an offering price of $10 per share. The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 25, 2018, under the symbol “SSBP”. Also, in connection with the Reorganization, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 88,131 shares of the Company’s common stock at a price of $10 per share. In the Reorganization, the Company also issued 1,236,538 shares of its common stock to SSB Bancorp, MHC.

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

The interim financial statements at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three or six months ended June 30, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period. The financial statements at December 31, 2017, are audited.

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

The consolidated financial statements include the accounts of SSB Bancorp, Inc. and SSB Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial information for the periods before the Reorganization on January 24, 2018 is that of SSB Bank only.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five-step approach to revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early application is permitted, but only for annual reporting periods beginning after December 15, 2016. The Update is not expected to have a significant impact on the Company’s financial statements, as substantially all of the Company’s revenues are scoped out of the guidance.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. For public business entities that do not meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Company is currently in the early stages of implementing processes to comply with the requirements of the Update.

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

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	June 30, 2018 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$1,009,946	$97	$(15,002)	$995,041
Obligations of state and political subdivisions	1,540,709	514	(43,980)	1,497,243
Corporate bonds	300,666	-	(1,309)	299,357
U.S. treasury securities	193,050	187	(50)	193,187
Total	$3,044,371	$798	$(60,341)	$2,984,828

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$524,873	$-	$(5,615)	$519,258
Obligations of state and political subdivisions	1,626,608	852	(27,582)	1,599,878
Corporate bonds	300,952	1,399	(453)	301,898
U.S. treasury securities	193,647	1,669	-	195,316
Total	$2,646,080	$3,920	$(33,650)	$2,616,350

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than 1 year to 25 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	June 30, 2018 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$393,223	$392,316
Due after one year through five years	706,218	697,923
Due after five years through ten years	504,076	474,042
Due after ten years	1,440,854	1,420,547
Total	$3,044,371	$2,984,828

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended June 30, 2018, there were no sales of investment securities available for sale. For the three months ended June 30, 2017, there were 2 municipal bonds sold with a total amortized cost of $315,811 and an associated gain on sale of $350.

For the six months ended June 30, 2018, there were no sales of investment securities available for sale. For the six months ended June 30, 2017, there were 2 municipal bonds sold with a total amortized cost of $315,811 and an associated gain on sale of $350.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	June 30, 2018 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$7,994	$101	$-	$8,095
Total	$7,994	$101	$-	$8,095

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$9,797	$-	$(303)	$9,494
Total	$9,797	$-	$(303)	$9,494

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

	June 30, 2018 (unaudited)
	Amortized	Fair
	Cost	Value

Due after one year through five years	$6,395	$6,447
Due after five years through ten years	1,599	1,648

Total	$7,994	$8,095

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Bank’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	June 30, 2018 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. treasury securities	$86,531	$(50)	$-	$-	$86,531	$(50)
Mortgage-backed securities in government-sponsored entities	918,607	(15,002)	-	-	918,607	(15,002)
Obligations of state and political subdivisions	995,050	(13,849)	397,608	(30,131)	1,392,658	(43,980)
Corporate bonds	299,357	(1,309)	-	-	299,357	(1,309)
Total	$2,299,545	$(30,210)	$397,608	$(30,131)	$2,697,153	$(60,341)

	Decmeber 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$519,258	$(5,615)	$9,494	$(303)	$528,752	$(5,918)
Obligations of state and political subdivisions	1,044,275	(7,238)	405,521	(20,344)	1,449,796	(27,582)
Corporate bonds	199,898	(453)	-	-	199,898	(453)

Total	$1,763,431	$(13,306)	$415,015	$(20,647)	$2,178,446	$(33,953)

Management reviews the Bank’s investment positions monthly. There were 12 investments that were temporarily impaired as of June 30, 2018, with aggregate depreciation of 2 percent from the Bank’s amortized cost basis. There were 20 investments that were temporarily impaired as of December 31, 2017, with aggregate depreciation of less than 2 percent from the Bank’s amortized cost basis. Management has asserted that at June 30, 2018 and December 31, 2017, the declines outlined in the above table represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Bank has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	June 30,	December 31,
	2018	2017
	(unaudited)
Mortgage loans:
One-to-four family	$75,762,450	$75,858,226
Commercial	54,673,503	50,122,058
	130,435,953	125,980,284

Commercial and industrial	16,804,956	11,455,554
Consumer	4,060,747	4,014,258
	151,301,656	141,450,096

Third-party loan acquisition and other net origination costs	359,157	385,883
Discount on loans previously held for sale	(222,329)	(219,997)
Allowance for loan losses	(1,090,016)	(1,041,445)

Total	$150,348,468	$140,574,537

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies.

During the normal course of business, the Bank may sell a portion of a loan as a participation loan in order to manage portfolio risk.  In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank had transferred $7,698,798 and $8,129,670 in participation loans as of June 30, 2018 and December 31, 2017, respectively, to other financial institutions. As of June 30, 2018, and December 31, 2017, all these loans were being serviced by the Bank.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited), respectively:

Three months ended	Mortgage		Commercial	Consumer
June 30, 2018:	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$514,729	$410,127	$86,102	$54,058	$1,065,016
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(43,291)	27,492	48,778	(7,979)	25,000
Ending balance	$471,438	$437,619	$134,880	$46,079	$1,090,016

Three months ended	Mortgage		Commercial	Consumer
June 30, 2017:	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$511,611	$237,731	$61,548	$34,849	$845,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(23,602)	87,210	8,918	22,467	94,993
Ending balance	$488,009	$324,941	$70,466	$57,316	$940,732

Six months ended	Mortgage		Commercial	Consumer
June 30, 2018:	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	-	-	(16,429)
Recoveries	-	-	-	-	-
Provision (credit)	(25,979)	54,084	54,026	(17,131)	65,000
Ending balance	$471,438	$437,619	$134,880	$46,079	$1,090,016

Six months ended	Mortgage		Commercial	Consumer
June 30, 2017:	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(10,401)	96,178	11,027	23,189	119,993
Ending balance	$488,009	$324,941	$70,466	$57,316	$940,732

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of June 30, 2018 (unaudited), and December 31, 2017.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
June 30, 2018
Allowance for loan losses:
Loans deemed impaired	33,422	-	-	2,349	35,771

Loans not deemed impaired	438,016	437,619	134,880	43,730	1,054,245

Ending Balance	471,438	437,619	134,880	46,079	1,090,016

June 30, 2018
Loans:
Loans deemed impaired	2,356,695	1,109,833	114,780	47,710	3,629,018

Loans not deemed impaired	73,405,755	53,563,670	16,690,176	4,013,037	147,672,638

Ending Balance	75,762,450	54,673,503	16,804,956	4,060,747	151,301,656

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2017
Allowance for loan losses:
Loans deemed impaired	23,870	-	-	-	23,870

Loans not deemed impaired	489,976	383,535	80,854	63,210	1,017,575

Ending Balance	513,846	383,535	80,854	63,210	1,041,445

December 31, 2017
Loans:
Loans deemed impaired	2,508,658	1,122,740	8,251	29,245	3,668,894

Loans not deemed impaired	73,349,568	48,999,318	11,447,303	3,985,013	137,781,202

Ending Balance	75,858,226	50,122,058	11,455,554	4,014,258	141,450,096

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of June 30, 2018 (unaudited), and December 31, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,999,943	$1,999,943	$-	$2,356,007	$2,356,007	$-
Commercial	1,109,833	1,109,833	-	1,122,740	1,122,740	-
Commercial and Industrial	114,780	114,780	-	8,251	8,251	-
Consumer and HELOC	47,710	47,710	-	29,245	29,245	-

With an allowance recorded:
Mortgage loans:
One-to-four family	356,752	356,752	33,422	152,651	152,651	23,870
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	2,356,695	2,356,695	33,422	2,508,658	2,508,658	23,870
Commercial	1,109,833	1,109,833	-	1,122,740	1,122,740	-
Commercial and Industrial	114,780	114,780	-	8,251	8,251	-
Consumer and HELOC	47,710	47,710	-	29,245	29,245	-

Total	$3,629,018	$3,629,018	$33,422	$3,668,894	$3,668,894	$23,870

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,955,312	$-	$1,959,165	$14,469
Commercial	1,111,225	-	203,382	96,606
Commercial and industrial	114,780	-	-	-
Consumer and HELOC	47,478	207	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	370,205	2,301	141,141	1,968
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	2,325,517	2,301	2,100,306	16,437
Commercial	1,111,225	-	203,382	96,606
Commercial and industrial	114,780	-	-	-
Consumer and HELOC	47,478	207	-	-

Total	$3,599,000	$2,508	$2,303,688	$113,043

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,916,664	$432	$2,052,984	$26,431
Commercial	1,115,593	466	203,382	96,606
Commercial and industrial	84,221	-	-	-
Consumer and HELOC	45,365	207	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	384,309	5,720	142,089	3,981
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	2,300,973	6,152	2,195,073	30,412
Commercial	1,115,593	466	203,382	96,606
Commercial and industrial	84,221	-	-	-
Consumer and HELOC	45,365	207	-	-

Total	$3,546,152	$6,825	$2,398,455	$127,018

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:

	June 30, 2018 (unaudited)
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$272,378	898,353	1,518,040	2,688,771	$73,073,679	$75,762,450	$-
Commercial	-	-	1,109,833	1,109,833	53,563,670	54,673,503	-
Commercial and industrial	49,130	-	114,780	163,910	16,641,046	16,804,956	-
Consumer and HELOC	11,464	-	36,246	47,710	4,013,037	4,060,747	-
Total	$332,972	$898,353	$2,778,899	$4,010,224	$147,291,432	$151,301,656	$-

	December 31, 2017
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$-
Commercial	656,640	-	1,122,740	1,779,380	48,342,678	50,122,058	-
Commercial and industrial	301,783	-	8,251	310,034	11,145,519	11,455,554	-
Consumer and HELOC	662	14,386	29,245	44,293	3,969,965	4,014,258	-
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,112	$141,450,096	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	June 30,	December 31,
	2018	2017
	(unaudited)
Mortgage loans:
One-to-four family	$2,224,277	$2,108,086
Commercial	1,109,833	1,122,740
Commercial and industrial	114,780	8,251
Consumer and HELOC	47,710	29,245
Total	$3,496,600	$3,268,322

Credit Quality Information

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to their credit risk. The Bank uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

•	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
•	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
•	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Loans rated 8: Loans in this category are considered "doubtful" and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
•	Loans rated 9: Loans in this category are considered "loss" and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	June 30, 2018 (unaudited)		December 31, 2017
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$53,282,196	$16,686,373	$48,764,928	$11,434,756
Loans rated 6	329,417	12,054	234,390	20,798
Loans rated 7	1,061,890	106,529	1,122,740	-
Ending balance	$54,673,503	$16,804,956	$50,122,058	$11,455,554

There were no loans classified as doubtful or loss at June 30, 2018, or December 31, 2017.

For one-to-four family mortgage and consumer and HELOC loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	June 30, 2018 (unaudited)		December 31, 2017
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$73,538,173	$4,013,037	$73,750,140	$3,985,013
Nonperforming	2,224,277	47,710	2,108,086	29,245
Total	$75,762,450	$4,060,747	$75,858,226	$4,014,258

Troubled Debt Restructurings

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2018.

During the three months ended June 30, 2017 (unaudited), the Bank modified one loan as a troubled debt restructuring. The loan was a one-to-four family mortgage and had a pre- and post-modification balance of $83,309. The concession granted by the Bank was an extension of the maturity date. There were no additional loans modified as troubled debt restructures in the six months ended June 20, 2017.

As of June 30, 2018 and December 31, 2017, the Bank allocated $7,266 and $23,870, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

The Bank did not have any loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting period.

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization effective on January 24, 2018. Eligible employees become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service, or earlier, upon death, disability or attainment of normal retirement age.

The ESOP purchased 88,131 shares of Company common stock, which was funded by a loan from the Company. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. $20,623 in compensation expense has been recognized during the three months ended June 30, 2018.

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

9.	REGULATORY CAPITAL REQUIREMENTS (Continued)

As of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

	June 30,		December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,317,702	15.33%	$12,135,085	9.47%
For capital adequacy purposes	5,965,605	4.50%	5,718,465	4.50%
To be well capitalized	8,616,985	6.50%	8,325,005	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$20,317,702	15.33%	$12,135,085	9.47%
For capital adequacy purposes	7,954,140	6.00%	7,684,620	6.00%
To be well capitalized	10,605,520	8.00%	10,246,160	8.00%

Total capital
(to risk-weighted assets)
Actual	$21,407,718	16.15%	$13,176,530	10.29%
For capital adequacy purposes	10,605,520	8.00%	10,246,160	8.00%
To be well capitalized	13,256,900	10.00%	12,807,700	10.00%

Tier 1 capital
(to average assets)
Actual	$20,317,702	11.92%	$12,135,085	7.85%
For capital adequacy purposes	6,820,423	4.00%	6,186,160	4.00%
To be well capitalized	8,525,529	5.00%	7,732,700	5.00%

10.	COMMITMENTS

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

Off-balance sheet commitments consist of the following:

June 30,
2018
(unaudited)

Commitments to extend credit	$4,320,750
Construction unadvanced funds	3,722,580
Unused lines of credit	8,476,097

$16,519,427

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At June 30, 2018 and December 31, 2017, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

11.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the Balance Sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2018 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$995,041	$-	$995,041
Obligations of state and political subdivisions	-	1,497,243	-	1,497,243
Corporate bonds	-	299,357	-	299,357
U.S. treasury securities	193,187	-	-	193,187
Mortgage servicing rights	-	-	232,735	232,735
Impaired loans with reserve	-	-	323,330	323,330

	December 31, 2017
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$519,258	$-	$519,258
Obligations of state and political subdivisions	-	1,599,878	-	1,599,878
Corporate bonds	-	301,898	-	301,898
U.S. treasury securities	195,316	-	-	195,316
Mortgage servicing rights	-	-	231,977	231,977
Impaired loans with reserve	-	-	112,139	112,139

	June 30, 2018 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

	December 31, 2017
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

11.	FAIR VALUE MEASUREMENTS (Continued)

Other Real Estate Owned

Other real estate owned is measured at fair value, less cost to sell at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at fair value, less estimated cost to sell. Income and expense from operations and changes in valuation allowance are included in other noninterest expense.

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	June 30,		Valuation	(Weighted
	2018	Valuation Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	323,330	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	232,735	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67%)

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2017	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	112,139	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	231,977	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67%)

11.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	June 30, 2018 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$7,286,255	$7,286,255	$7,286,255	$-	$-
Certificates of deposit	1,091,000	1,079,499	-	1,079,499	-
Investment securities:
Available for sale	2,984,828	2,984,828	193,186	2,791,642	-
Held to maturity	7,994	8,095	-	8,095	-
Loans, net	150,348,468	150,306,468	-	-	150,306,468
Accrued interest receivable	611,673	611,673	-	611,673	-
FHLB Stock	2,310,300	2,310,300	-	-	2,310,300

Financial liabilities:
Deposits	124,914,895	123,180,895	41,453,907	-	81,726,988
FHLB advances	26,166,200	25,836,200	-	25,836,200	-
Accrued interest payable	229,484	229,484	-	229,484	-

	December 31, 2017
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$-	$-
Certificates of deposit	943,000	946,497	-	946,497	-
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	-
Held to maturity	9,797	9,494	-	9,494	-
Loans, net	140,574,537	139,784,862	-	-	139,784,862
Accrued interest receivable	476,417	476,417	-	476,417	-
FHLB Stock	2,162,600	2,162,600	-	-	2,162,600

Financial liabilities:
Deposits	132,430,024	132,189,024	50,730,909	-	81,458,115
FHLB advances	26,416,200	25,602,500	-	25,602,500	-
Accrued interest payable	206,597	206,597	-	206,597	-

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended June 30,
	2018	2017
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(46,336)	$(40,088)

Other comprehensive income (loss) on securities before reclassification, net of tax	(386)	27,712

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	(231)

Net other comprehensive income (loss)	(386)	27,481

Accumulated other comprehensive income (loss), end of period	$(46,722)	$(12,607)

	Net Unrealized Gain (Loss)
	on Securities
	Six months ended June 30,
	2018	2017
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(23,487)	$(47,388)

Other comprehensive income (loss) on securities before reclassification, net of tax	(23,235)	35,012

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	(231)

Net other comprehensive income (loss)	(23,235)	34,781

Accumulated other comprehensive income (loss), end of period	$(46,722)	$(12,607)

14.	EARNINGS PER SHARE

Earnings per common share for the three months ended June 30, 2018 are represented in the following table.

Earnings per common share for the six months ended June 30, 2018 is not presented as the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

Three months ended June 30,
2018
(unaudited)

Net Income	$213,776

Shares outstanding for basic EPS:
Average shares outstanding	2,248,250
Less: Average unearned ESOP shares	87,030
2,161,221
Additional dilutive shares	-

Shares oustanding for basic and diluted EPS	2,161,221

Basic and diluted income per share	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2018 and December 31, 2017 and results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of SSB Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q. Financial information for the periods before the Company’s Reorganization on January 24, 2018 is that of SSB Bank only.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company is not obligated to update any forward looking statements, except as may be required by applicable law or regulation.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. SSB Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by SSB Bank can be found in Note 14 to the 2017 Financial Statements included in the Company’s Annual Report on Form 10-K filed on April 17, 2018.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At June 30, 2018, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets increased by $677,000, or 0.4% from $171.9 million at December 31, 2017 to $172.6 million at June 30, 2018. The increase was due primarily to an increase in net loans of $9.8 million, or 6.9% to $150.3 million at June 30, 2018 from $140.6 million at December 31, 2017. There were also small increases to certificates of deposit, securities available for sale, accrued interest receivable, Federal Home Loan Bank stock, premises and equipment, bank-owned life insurance, the deferred tax asset, and other assets. The increases were partially offset by a decrease in cash and cash equivalents of $9.2 million, or 55.8%, from $16.5 million at December 31, 2017, to $7.3 million at June 30, 2018. Also, prepaid reorganization and stock issuance costs decreased from $838,000 at December 31, 2017 to zero dollars at June 30, 2018, as the stock issuance was completed in 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $9.2 million, or 55.8%, to $7.3 million at June 30, 2018 from $16.5 million at December 31, 2017. The decrease in cash was the result of using excess liquidity to fund loan demand.

Net Loans. Net loans increased $9.8 million, or 6.9%, to $150.3 million at June 30, 2018, from $140.6 million at December 31, 2017. This was driven by increases in commercial mortgage loans and commercial and industrial loans. Commercial mortgages increased $4.6 million, or 9.1%, from $50.1 million at December 31, 2017 to $54.7 million at June 30, 2018. Commercial and industrial loans increased $5.3 million, or 46.7%, from $11.5 million at December 31, 2017 to $16.8 million at June 30, 2018.

Available for Sale Securities. Securities available for sale increased by $368,000, or 14.1%, to $3.0 million at June 30, 2018, from $2.6 million at December 31, 2017. The increase was due to the purchase of a collateralized mortgage obligation of $542,000. The increase was offset by the maturity of one municipal bond of $85,000 as well as $27,000 in gross unrealized losses during the period.

Deposits. Total deposits decreased to $124.9 million at June 30, 2018 from $132.4 million at December 31, 2017. The decrease of $7.5 million, or 5.7%, was mostly because of a decrease in interest-bearing demand accounts to $12.9 million at June 30, 2018 from $23.2 million at December 31, 2017. This decrease was due primarily to SSB Bancorp stock subscription funds having been deposited in a business checking account pending the completion of the Reorganization in January 2018. Money market accounts decreased by $891,000 to $13.7 million at June 30, 2018 from $14.6 million at December 31, 2017. Partially offsetting the decreases, savings accounts increased $1.8 million, or 14.5%, to $14.3 million at June 30, 2018 from $12.5 million at December 31, 2017. Also, time deposits increased by $1.8 million, or 2.2% to $83.5 million at June 30, 2018, from $81.7 million at December 31, 2017.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased by $250,000, or 1.0% to $26.2 million at June 30, 2018, from $26.4 million at December 30, 2017. One Federal Home Loan Bank advance of $6.3 million matured during the period and was replaced with another Federal Home Loan Bank advance of $6.0 million.

Stockholders’ Equity. Stockholders’ equity increased by $8.2 million, or 67.4%, to $20.3 million at June 30, 2018 from $12.1 million at December 31, 2017. The increase was due to $8.8 million of paid in capital from the net proceeds of the stock offering completed on January 24, 2018. Additionally, retained earnings increased by $261,000, or 2.2%, to $12.4 million at June 30, 2018, from $12.1 million at December 31, 2017. The increase was partially offset by $859,000 in unearned compensation related to the Employee Stock Ownership Plan and an additional $23,000 in accumulated other comprehensive loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net Income. Net income totaled $214,000 for the three months ended June 30, 2018, compared to net income of $210,000 for the three months ended June 30, 2017, an increase of $4,000 or 1.7%. The increase was driven by an increase in net interest income of $145,000, or 14.5%, to $1.1 million for the three months ended June 30, 2018, from $994,000 for the three months ended June 30, 2017. Additionally, the provision for loan losses for the three months ended June 30, 2018, was $25,000 compared to $95,000 for the three months ended June 30, 2017, a decrease of $70,000, or 73.7%. Also, the income tax provision decreased $52,000 or 60.9% to $34,000 for the three months ended June 30, 2018, from $86,000 for the three months ended June 30, 2017. Offsetting these increases to net income was a decrease in noninterest income of $63,000 or 31.7%. There was also an increase in noninterest expense of $201,000, or 25.1%, to $1.0 million for the three months ended June 30, 2018, from $800,000 for the three months ended June 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $242,000, or 15.5%, to $1.8 million for the three months ended June 30, 2018, from $1.6 million for the three months ended June 30, 2017. Interest income on loans increased $215,000, or 14.3%. This increase is primarily attributable to an increase in the average balance of net loans of $14.1 million, or 10.6%. The average balances increased from $133.7 million to $147.8 million when comparing the three months ended June 30, 2017 with the three months ended June 30, 2018. The weighted average yield on net loans increased 15 basis points from 4.52% for the three months ended June 30, 2017 to 4.67% for the three months ended June 30, 2018, primarily due to a rise in adjustable rate loan indexes and a rise in new loan rates.

Interest Expense. Total interest expense increased $97,000, or 17.3%, to $660,000 for the three months ended June 30, 2018, compared to $563,000 for the three months ended June 30, 2017. Interest expense on deposit accounts increased $77,000, or 18.1%, to $505,000 for the three months ended June 30, 2018, compared to $427,000 for the three months ended June 30, 2017. The increase was primarily due to an increase in the average balance of interest bearing deposits of $8.7 million, or 7.6%, from $113.8 million for the three months ended June 30, 2017, to $122.5 million for the three months ended June 30, 2018. Among interest bearing deposits, the largest impact is from an $8.2 million, or 11.1%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 14 basis points from 1.51% for the three months ended June 30, 2017, to 1.65% for the three months ended June 30, 2018, primarily due to a necessary rise in all deposit rates in order to remain competitive.

Interest expense on Federal Home Loan Bank advances increased $20,000 or 14.9%, to $156,000 for the three months ended June 30, 2018, from $135,000 for the three months ended June 30, 2017. The increase was driven by the increase in the average balance of advances of $275,000, or 1.1%, from $25.9 million for the three months ended June 30, 2017 to $26.2 million for the three months ended June 30, 2018. The average cost of these borrowings increased 29 basis points from 2.09% for the three months ended June 30, 2017 to 2.38% for the three months ended June 30, 2018.

Net Interest Income. Net interest income increased $145,000, or 14.5%, when comparing the two periods. This was due to an increase in interest income of $242,000 when comparing the two periods, while interest expense increased by $97,000 over the two periods. Average interest-earning assets for the three months ended June 30, 2017 was $143.9 million, and it increased $15.5 million to $159.4 million for the three months ended June 30, 2018, an increase of 10.8%. Net interest earning assets increased $6.5 million, or 158.7%, to $10.7 million for the three months ended June 30, 2018, from $4.1 million for the three months ended June 30, 2017. Additionally, interest rate spread increased 3 basis points from 2.72% to 2.75%, and net interest margin increase 9 basis points from 2.77% to 2.86% when comparing the two periods.

Provision for Loan Losses. The provision for loan losses decreased $70,000, or 73.7%, to $25,000 for three months ended June 30, 2018, from $95,000 for the three months ended June 30, 2017. During the three months ended June 30, 2017, the bank made an adjustment to the allowance for loan losses due to a management change to FAS 5 factors. This resulted in a larger than typical provision of $95,000 which accounts for the significant decrease in the provision when comparing the two periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017 (Continued)

The allowance for loan losses reflects the estimate we believe appropriate to cover inherent probable losses. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could change based upon the risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers and other relevant factors.

Non-Interest Income. Non-interest income decreased $63,000, or 31.7% to $135,000 for the three months ended June 30, 2018, from $197,000 for the comparable three months ended June 30, 2017. The decrease was primarily due to a decrease in gains on sale of loans of $85,000, or 54.7%, to $71,000 for the three months ended June 30, 2018, from $156,000 for the three months ended June 30, 2017. This is due to the decrease in one-to-four family mortgage refinances due to a rise in interest rates. Partially offsetting this decrease was a $14,000 increase in loan servicing fees, a $2,000 increase in earnings on bank-owned life insurance, and an $8,000 increase in other noninterest income when comparing the two periods.

Non-Interest Expense. Non-interest expense increased $201,000, or 25.1%, to $1.0 million for the three months ended June 30, 2018, compared to $800,000 for the three months ended June 30, 2017. Professional fees increased $51,000 to $163,000 for the three months ended June 30, 2018, from $112,000 for the comparable three months ended June 30, 2017. The increase is principally due to additional accounting and auditing expenses associated with our public company reporting requirements. Salaries and employee benefits increased $64,000, or 16.5%, to $452,000 for the three months ended June 30, 2018 from $388,000 for the three months ended June 30, 2017. The increase was associated with the addition of staff due to the opening of a new branch and increased staffing in lending, business development, and marketing. Additionally, due to the addition of a second branch occupancy expenses increased $37,000, or 61.8%, to $96,000 for the three months ended June 30, 2018, from $59,000 for the three months ended June 30, 2017. Lastly, director fees increased by $18,000 to $38,000 from $20,000 when comparing the two periods.

Income Taxes. The income tax provision decreased from $86,000 for the three months ended June 30, 2017 to $34,000 for the three months ended June 30, 2018, a decrease of $52,000 or 60.9%. The effective tax rate was 14% for the three months ended June 30, 2018, and 29% for the three months ended June 30, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act enacted into law in December 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Net Income. Net income totaled $261,000 for the six months ended June 30, 2018, compared to net income of $507,000 for the six months ended June 30, 2017, a decrease of $246,000 or 48.5%. The decrease was driven by an increase in noninterest expense of $622,000, or 45.0%, to $2.0 million for the six months ended June 30, 2018, from $1.4 million for the six months ended June 30, 2017. There was also a decrease in noninterest income of $38,000, or 14.31%, to $226,000 for the six months ended June 30, 2018, from $264,000 for the six months ended June 30, 2017. The decreases were partially offset by an increase in net interest income of $117,000, or 5.8%, to $2.2 million for the six months ended June 30, 2018, from $2.0 million for the six months ended June 30, 2017. Also, the provision for income taxes decreased by $242,000, or 84.7%, to $44,000 for the six months ended June 30, 2018, from $286,000 for the six months ended June 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $303,000, or 9.7%, to $3.4 million for the six months ended June 30, 2018, from $3.1 million for the six months ended June 30, 2017. Interest income on loans increased $258,000, or 8.5%. This increase is primarily attributable to an increase in the average balance of net loans of $14.4 million, or 11.0%. The average balances increased from $130.7 million to $145.1 million when comparing the six months ended June 30, 2017 with the six months ended June 30, 2018. Partially offsetting the increase in volume, the weighted average yield on net loans decreased 10 basis points from 4.67% for the six months ended June 30, 2017 to 4.57% for the six months ended June 30, 2018, primarily due to a $93,000 interest recovery in January, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017 (Continued)

Interest Expense. Total interest expense increased $186,000, or 17.0%, to $1.3 million for the six months ended June 30, 2018, compared to $1.1 million for the six months ended June 30, 2017. Interest expense on deposit accounts increased $136,000, or 16.3%, to $974,000 for the six months ended June 30, 2018, compared to $837,000 for the six months ended June 30, 2017. The increase was primarily due to an increase in the average balance of interest bearing deposits of $10.1 million, or 9.0%, from $112.1 million for the six months ended June 30, 2017, to $122.2 million for the six months ended June 30, 2018. Among interest bearing deposits, the largest impact is from an $9.3 million, or 12.7%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 10 basis points from 1.51% for the six months ended June 30, 2017, to 1.61% for the six months ended June 30, 2018, primarily due to a necessary rise in all deposit rates in order to stay competitive.

Interest expense on Federal Home Loan Bank advances increased $50,000 or 19.0%, to $310,000 for the six months ended June 30, 2018, from $260,000 for the six months ended June 30, 2017. The increase was driven by the increase in the average balance of advances of $1.7 million, or 6.8%, from $24.6 million for the six months ended June 30, 2017 to $26.3 million for the six months ended June 30, 2018. The average cost of these borrowings increased 24 basis points from 2.13% for the six months ended June 30, 2017 to 2.37% for the six months ended June 30, 2018, primarily due to the replacement of a maturing lower-cost Federal Home Loan Bank advance with a higher-cost advance.

Net Interest Income. Net interest income increased $117,000, or 5.8%, when comparing the two periods. This was due to an increase in interest income of $303,000 when comparing the two periods, while interest expense increased by $186,000 over the two periods. Average interest-earning assets for the six months ended June 30, 2017 was $141.4 million, and it increased $16.9 million to $158.3 million for the six months ended June 30, 2018, an increase of 11.9%. Net interest earning assets increased $5.1 million, or 108.8%, to $9.8 million for the six months ended June 30, 2018, from $4.7 million for the six months ended June 30, 2017. Additionally, interest rate spread decreased 22 basis points from 2.85% to 2.63%, and net interest margin decreased 16 basis points from 2.90% to 2.74% when comparing the two periods.

Provision for Loan Losses. The provision for loan losses decreased $55,000, or 45.8%, to $65,000 for six months ended June 30, 2018, from $120,000 for the six months ended June 30, 2017. During the six months ended June 30, 2017, the bank made some adjustments to the allowance for loan losses resulting in a larger than typical provision of $95,000 which accounts for the significant decrease in the provision when comparing the two periods.

The allowance for loan losses reflects the estimate we believe appropriate to cover inherent probable losses. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could change based upon the risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers and other relevant factors.

Non-Interest Income. Non-interest income decreased $38,000, or 14.3% to $226,000 for the six months ended June 30, 2018, from $264,000 for the comparable six months ended June 30, 2017. The decrease was primarily due to a decrease in gains on sale of loans of $95,000, or 50.1%, to $95,000 for the six months ended June 30, 2018, from $190,000 for the six months ended June 30, 2017. Partially offsetting this decrease was a $30,000 increase in loan servicing fees, an $11,000 increase in earnings on bank-owned life insurance, and a $17,000 increase in other noninterest income when comparing the two periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017 (Continued)

Non-Interest Expense. Non-interest expense increased $622,000, or 45.0%, to $2.0 million for the six months ended June 30, 2018, compared to $1.4 million for the six months ended June 30, 2017. Professional fees increased $292,000 to $413,000 for the six months ended June 30, 2018, from $121,000 for the comparable six months ended June 30, 2017. The increase is principally due to additional accounting and auditing expenses associated with our public company reporting requirements. Salaries and employee benefits increased $117,000, or 16.5%, to $828,000 for the six months ended June 30, 2018 from $711,000 for the six months ended June 30, 2017. The increase was associated with the addition of staff due to the opening of a new branch and increased staffing in lending, business development, and marketing. Additionally, due to the addition of a second branch occupancy expenses increased $67,000, or 55.2%, to $187,000 for the six months ended June 30, 2018, from $121,000 for the six months ended June 30, 2017. Lastly, director fees increased by $33,000 to $70,000 from $38,000 when comparing the two periods.

Income Taxes. The income tax provision decreased from $286,000 for the six months ended June 30, 2017 to $44,000 for the six months ended June 30, 2018, a decrease of $242,000 or 84.7%. The effective tax rate was 14% for the six months ended June 30, 2018, and 36% for the six months ended June 30, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act enacted into law in December 2017.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at June 30, 2018. All estimated changes presented in the table are within the policy limits approved by our board of directors.

Basis Point ("bp")				EVE as Percent of Economic
Change in Interest		Estimated Increase (Decrease) in EVE		Value of Assets
Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$14,793	$(5,929)	(28.61)%	9.65%	(2.37)%
+300bp	15,961	(4,761)	(22.98)%	10.14%	(1.89)%
+200bp	17,560	(3,162)	(15.26)%	10.82%	(1.20)%
+100bp	19,277	(1,445)	(6.97)%	11.52%	(0.50)%
0	20,722	-	0.00%	12.02%	0.00%
-100bp	20,947	225	1.09%	11.90%	(0.12)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30,2018, the Company had cash and cash equivalents of $7.3 million. As of June 30, 2018 the Bank had $26.2 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $56.7 million of available borrowing capacity.

At June 30, 2018, the Bank had $16.5 million of loan commitments outstanding which includes $8.5 million of unused lines of credit and $3.7 million of unadvanced construction funds. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of June 30, 2018 totaled $23.3 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at June 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At June 30, 2018, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

Capital Resources. At June 30, 2018, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At June 30, 2018:
Long-term debt obligations	$26,166	$3,042	$13,124	$-	$10,000

At December 31, 2017:
Long-term debt obligations	$26,416	$9,292	$7,124	$-	$10,000
Operating lease obligations	4	4	-	-	-

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

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on form 10-Q. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on form 10-Q, with the exception of the information below, our disclosure controls and procedures were effective. Discussed below are the remediation efforts regarding material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others.

With the oversight and participation of senior management, we have taken steps to remediate the underlying causes of these material weaknesses as follows:

Allowance for loan losses and the identification and reporting of problem loans – We have instituted a monthly review and updating of the qualitative factors used in determining the allowance for loan losses, instituted a monthly review of changes to classified loans (including those designated as nonaccrual or as troubled debt restructurings) for accuracy and completeness and required that any changes to the allowance for loan losses be approved by the Chief Executive Officer and the Chief Financial Officer, among other steps.

Item 4.	Controls and Procedures (Continued)

Recognition of interest income on sold and participated loans – We have created a contra-asset account to offset the daily accrual of interest income on sold and participated loans. We are also addressing with our core processor identified deficiencies related to report production inaccuracies and have agreed to utilize an upgraded application starting in March 2019. Until resolved to our satisfaction or until we change core processing applications, all fields and accrual information will be monitored monthly and documented within our financial reporting package.

Enhancing disclosure controls and procedures includes developing and/or revising formal policies and improving relevant procedures. The material weaknesses identified above will not be considered fully remediated until the new or revised policies and procedures have been in place and in operation for a sufficient time so that they may be tested and determined by senior management to be effective.

Except as disclosed above, there were no other changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, SSB Bancorp, Inc.’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: August 14, 2018	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: August 14, 2018	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

