Form 10-Q
period 2018-09-30
SSB Bancorp, Inc.
filed 2018-11-13
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 13, 2018, there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Consolidated Statements of Net Income for the Three Months Ended September 30, 2018 and 2017, and the Nine Months Ended September 30, 2018 and 2017	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2018 and 2017, and the Nine Months Ended September 30, 2018 and 2017	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2018	6

	Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2018 and 2017	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	46

Item 6.	Exhibits	46

	SIGNATURES	47

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$2,312,211	$2,558,134
Interest-bearing deposits with other financial institutions	3,563,205	13,919,932
Cash and cash equivalents	5,875,416	16,478,066

Certificates of deposit	846,000	943,000
Securities available for sale	8,922,885	2,616,350
Securities held to maturity (fair value of $7,196, and $9,494, respectively)	7,109	9,797
Loans	157,715,438	141,615,982
Allowance for loan losses	(1,101,600)	(1,041,445)
Net loans	156,613,838	140,574,537
Accrued interest receivable	892,153	476,417
Federal Home Loan Bank stock, at cost	2,614,900	2,162,600
Premises and equipment, net	4,371,213	4,358,006
Bank-owned life insurance	2,411,888	2,358,519
Deferred tax asset, net	320,101	328,169
Prepaid reorganization and stock issuance costs	-	837,944
Other assets	894,118	762,086
TOTAL ASSETS	$183,769,621	$171,905,491

LIABILITIES
Deposits:
Noninterest-bearing demand	$491,252	$440,871
Interest-bearing demand	14,098,425	23,167,923
Money market	15,113,363	14,597,811
Savings	13,752,379	12,524,304
Time	87,910,953	81,699,115
Total deposits	131,366,372	132,430,024

Federal Home Loan Bank advances	31,374,500	26,416,200
Advances by borrowers for taxes and insurance	317,744	688,451
Accrued interest payable	245,098	206,597
Other liabilities	114,918	52,621
TOTAL LIABILITIES	163,418,632	159,793,893

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: $0.01 par value per share: 20,000,000 shares authorized and 2,248,250 shares issued and outstanding	22,483	-
Paid-in capital	8,693,940	-
Retained earnings	12,585,581	12,135,085
Unearned Employee Stock Ownership Plan (ESOP)	(848,261)	-
Accumulated other comprehensive loss	(102,754)	(23,487)
TOTAL NET STOCKHOLDERS’ EQUITY	20,350,989	12,111,598

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$183,769,621	$171,905,491

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended September 30,			Nine months ended September 30,
	2018	2017		2018		2017
	(unaudited)			(unaudited)
INTEREST INCOME
Loans, including fees	$1,817,716		$1,525,013		$5,106,169		$4,554,854
Interest-bearing deposits with other financial institutions	25,985		17,738		59,892		35,193
Certificates of deposit	3,801		4,780		11,295		18,799
Investment securities:
Taxable	66,977		27,578		153,804		77,084
Exempt from federal income tax	8,202		8,652		25,081		28,081
Total interest income	1,922,681		1,583,761		5,356,241		4,714,011

INTEREST EXPENSE
Deposits	578,042		444,654		1,551,743		1,281,868
Federal Home Loan Bank advances	177,220		140,062		486,861		400,191
Total interest expense	755,262		584,716		2,038,604		1,682,059

NET INTEREST INCOME	1,167,419		999,045		3,317,637		3,031,952
Provision for loan losses	50,000		61,050		115,000		181,043

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,117,419		937,995		3,202,637		2,850,909

NONINTEREST INCOME
Securities gains, net	-		-		-		350
Gain on sale of loans	62,873		82,552		157,552		272,259
Loan servicing fees	35,047		27,802		103,876		67,057
Earnings on bank-owned life insurance	18,110		12,338		53,368		36,273
Other	18,632		7,266		46,327		18,307
Total noninterest income	134,662		129,958		361,123		394,246

NONINTEREST EXPENSE
Salaries and employee benefits	458,104		433,990		1,285,699		1,144,645
Occupancy	93,123		67,082		280,232		187,631
Professional fees	144,514		152,307		557,113		272,901
Federal deposit insurance	41,000		25,500		129,500		87,500
Data processing	93,487		71,980		243,573		209,710
Director fees	41,153		20,938		111,441		58,478
Contributions and donations	23,027		12,980		55,877		40,381
Other	110,114		99,542		347,937		267,476
Total noninterest expense	1,004,522		884,319		3,011,372		2,268,722

Income before income taxes	247,559		183,634		552,388		976,433
Provision for income taxes	58,089		60,760		101,892		346,867

NET INCOME	$189,470		$122,874		$450,496		$629,566

EARNINGS PER COMMON SHARE
Basic	$0.09	$	N/A	$	N/A	$	N/A
Diluted	$0.09	$	N/A	$	N/A	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,162,873		N/A		N/A		N/A
Diluted	2,162,873		N/A		N/A		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-	$	N/A	$	N/A	$	N/A
COMPREHENSIVE INCOME	$133,438	$	N/A	$	N/A	$	N/A

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$189,470	$122,874	$450,496	$629,566
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(70,926)	988	(100,739)	53,686
Income tax effect	14,894	(336)	21,472	(18,022)

Reclassification adjustment for net securities (gains) losses recognized in income	-	-	-	(350)
Income tax effect included in provision for income taxes	-	-	-	119

Other comprehensive income (loss), net of tax	(56,032)	652	(79,267)	35,433

Total comprehensive income	$133,438	$123,526	$371,229	$664,999

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive loss	Total
Balance as of January 1, 2017	$-	$-	$11,542,127	$-	$(47,388)	$11,494,739

Reclassification of certain income tax effects from accumulated other comprehensive loss	-	-	3,860	-	(3,860)	-

Net income	-	-	589,098	-	-	589,098

Other comprehensive income	-	-	-	-	27,761	27,761

Balance as of January 1, 2018	-	-	12,135,085	-	(23,487)	12,111,598

Net income	-	-	450,496	-	-	450,496

Other comprehensive loss	-	-	-	-	(79,267)	(79,267)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortization of ESOP	-	(2,104)	-	33,049	-	30,945

Balance as of September 30, 2018	$22,483	$8,693,940	$12,585,581	$(848,261)	$(102,754)	$20,350,989

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net income	$450,496	$629,566
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	115,000	181,043
Depreciation	115,201	36,488
Amortization (accretion) of security premiums and discounts	5,699	(8,584)
Origination of loans held for sale	(8,134,750)	(10,549,730)
Proceeds from sale of loans	8,292,303	10,821,989
Gain on sale of loans	(157,553)	(272,259)
Deferred income tax provision	(14,646)	39,232
Investment securities gains, net	-	(350)
(Increase) decrease in accrued interest receivable	(415,736)	45,709
Increase in accrued interest payable	38,501	15,230
Amortization of ESOP	30,945	-
Increase in bank owned life insurance	(53,369)	(36,273)
Other, net	812,395	94,979
Net cash provided by (used in) operating activities	1,084,486	997,040

INVESTING ACTIVITIES
Purchase of certificates of deposit	(248,000)	-
Redemption of certificates of deposit	345,000	250,000
Investment securities available for sale:
Purchases	(6,651,661)	-
Proceeds from sales	-	313,643
Proceeds from principal repayments, calls, and maturities	238,688	215,862
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	2,688	3,398
Redemption of Federal Home Loan Bank stock	174,400	741,300
Purchase of Federal Home Loan Bank stock	(626,700)	(1,412,300)
Purchases of loans	-	(9,104,155)
Increase in loans receivable, net	(16,154,301)	(12,214,538)
Proceeds from sale of portfolio loans	-	6,934,868
Purchases of premises and equipment	(128,408)	(2,670,421)
Net cash (used for) provided by investing activities	(23,048,294)	(16,942,343)

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(1,063,652)	9,549,204
Decrease in advances by borrowers for taxes and insurance	(370,707)	(571,503)
Net proceeds from stock offering	8,718,527	-
Purchase of ESOP shares	(881,310)	-
Repayment of Federal Home Loan Bank advance	(9,291,700)	(2,000,000)
Proceeds from Federal Home Loan Bank advances	14,250,000	9,291,700
Increase in prepaid reorgainization and stock issuance costs	-	(837,944)
Net cash provided by (used in) financing activities	11,361,158	15,431,457

Increase (decrease) in cash and cash equivalents	(10,602,650)	(513,846)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,478,066	6,831,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,875,416	$6,317,633

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,000,103	$1,666,827
Income taxes	101,562	462,019

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The interim financial statements at September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three or nine months ended September 30, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period. The financial statements at December 31, 2017, are audited.

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

2.	RECENT ACCOUNTING STANDARDS (Continued)

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

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	September 30, 2018 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$4,021,797	$279	$(46,885)	$3,975,191
Obligations of state and political subdivisions	1,540,374	171	(52,406)	1,488,139
Corporate bonds	3,298,437	-	(31,514)	3,266,923
U.S. treasury securities	192,746	29	(143)	192,632
Total	$9,053,354	$479	$(130,948)	$8,922,885

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$524,873	$-	$(5,615)	$519,258
Obligations of state and political subdivisions	1,626,608	852	(27,582)	1,599,878
Corporate bonds	300,952	1,399	(453)	301,898
U.S. treasury securities	193,647	1,669	-	195,316
Total	$2,646,080	$3,920	$(33,650)	$2,616,350

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

	September 30, 2018 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$392,831	$392,013
Due after one year through five years	2,687,988	2,657,569
Due after five years through ten years	2,021,327	1,968,980
Due after ten years	3,951,208	3,904,323
Total	$9,053,354	$8,922,885

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended September 30, 2018 and 2017, there were no sales of investment securities available for sale.

For the nine months ended September 30, 2018, there were no sales of investment securities available for sale. For the nine months ended September 30, 2017, there were 2 municipal bonds sold with a total amortized cost of $315,811 and an associated gain on sale of $350. The proceeds of the sale were $313,643.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	September 30, 2018 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$7,109	$87	$-	$7,196
Total	$7,109	$87	$-	$7,196

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$9,797	$-	$(303)	$9,494
Total	$9,797	$-	$(303)	$9,494

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

	September 30, 2018 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$30	$30
Due after one year through five years	5,545	5,585
Due after five years through ten years	1,534	1,581

Total	$7,109	$7,196

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Bank’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	September 30, 2018 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. treasury securities	$159,530	$(143)	$-	$-	$159,530	$(143)
Mortgage-backed securities in government-sponsored entities	3,548,709	(33,886)	355,614	(12,999)	3,904,323	(46,885)
Obligations of state and political subdivisions	1,046,166	(17,428)	393,718	(34,978)	1,439,884	(52,406)
Corporate bonds	3,266,923	(31,514)	-	-	3,266,923	(31,514)
Total	$8,021,328	$(82,971)	$749,332	$(47,977)	$8,770,660	$(130,948)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$519,258	$(5,615)	$9,494	$(303)	$528,752	$(5,918)
Obligations of state and political subdivisions	1,044,275	(7,238)	405,521	(20,344)	1,449,796	(27,582)
Corporate bonds	199,898	(453)	-	-	199,898	(453)

Total	$1,763,431	$(13,306)	$415,015	$(20,647)	$2,178,446	$(33,953)

Management reviews the Bank’s investment positions monthly. There were 24 investments that were temporarily impaired as of September 30, 2018, with aggregate depreciation of less than 2 percent of the Bank’s amortized cost basis. There were 20 investments that were temporarily impaired as of December 31, 2017, with aggregate depreciation of less than 2 percent from the Bank’s amortized cost basis. Management has asserted that at September 30, 2018 and December 31, 2017, the declines outlined in the above table represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Bank has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Mortgage loans:
One-to-four family	$75,617,401	$75,858,226
Commercial	58,702,797	50,122,058
	134,320,198	125,980,284

Commercial and industrial	18,118,214	11,455,554
Consumer	5,177,999	4,014,258
	157,616,411	141,450,096

Third-party loan acquisition and other net origination costs	304,708	385,883
Discount on loans previously held for sale	(205,681)	(219,997)
Allowance for loan losses	(1,101,600)	(1,041,445)

Total	$156,613,838	$140,574,537

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies.

During the normal course of business, the Bank may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank had transferred $7,606,923 and $8,129,670 in participation loans as of September 30, 2018 and December 31, 2017, respectively, to other financial institutions. As of September 30, 2018, and December 31, 2017, all these loans were being serviced by the Bank.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited), respectively:

Three months ended September 30, 2018:	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$471,438	$437,619	$134,880	$46,079	$1,090,016
Charge-offs	-	-	(9,270)	(29,146)	(38,416)
Recoveries	-	-	-	-	-
Provision (credit)	(33,194)	(46,940)	104,987	25,147	50,000
Ending balance	$438,244	$390,679	$230,597	$42,080	$1,101,600

Three months ended September 30, 2017:	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$488,009	$324,941	$70,466	$57,316	$940,732
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	2,495	12,352	15,186	31,017	61,050
Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

Nine months ended September 30, 2018:	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	(9,270)	(29,146)	(54,845)
Recoveries	-	-	-	-	-
Provision (credit)	(59,173)	7,144	159,013	8,016	115,000
Ending balance	$438,244	$390,679	$230,597	$42,080	$1,101,600

Nine months ended September 30, 2017:	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(7,906)	108,530	26,213	54,206	181,043
Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of September 30, 2018 (unaudited), and December 31, 2017.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
September 30, 2018
Allowance for loan losses:
Loans deemed impaired	33,422	-	-	-	33,422

Loans not deemed impaired	404,822	390,679	230,597	42,080	1,068,178

Ending Balance	438,244	390,679	230,597	42,080	1,101,600

September 30, 2018
Loans:
Loans deemed impaired	2,492,049	1,779,350	155,660	11,747	4,438,806

Loans not deemed impaired	73,125,352	56,923,447	17,962,554	5,166,252	153,177,605

Ending Balance	75,617,401	58,702,797	18,118,214	5,177,999	157,616,411

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2017
Allowance for loan losses:
Loans deemed impaired	23,870	-	-	-	23,870

Loans not deemed impaired	489,976	383,535	80,854	63,210	1,017,575

Ending Balance	513,846	383,535	80,854	63,210	1,041,445

December 31, 2017
Loans:
Loans deemed impaired	2,508,658	1,122,740	8,251	29,245	3,668,894

Loans not deemed impaired	73,349,568	48,999,318	11,447,303	3,985,013	137,781,202

Ending Balance	75,858,226	50,122,058	11,455,554	4,014,258	141,450,096

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of September 30, 2018 (unaudited), and December 31, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,137,668	$2,137,668	$-	$2,356,007	$2,356,007	$-
Commercial	$1,779,350	$1,779,350	-	1,122,740	1,122,740	-
Commercial and Industrial	$155,660	$155,660	-	8,251	8,251	-
Consumer and HELOC	$11,747	$11,747	-	29,245	29,245	-

With an allowance recorded:
Mortgage loans:
One-to-four family	354,381	354,381	33,422	152,651	152,651	23,870
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	2,492,049	2,492,049	33,422	2,508,658	2,508,658	23,870
Commercial	1,779,350	1,779,350	-	1,122,740	1,122,740	-
Commercial and Industrial	155,660	155,660	-	8,251	8,251	-
Consumer and HELOC	11,747	11,747	-	29,245	29,245	-

Total	$4,438,806	$4,438,806	$33,422	$3,668,894	$3,668,894	$23,870

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30, 2018 (unaudited)		Three Months Ended September 30, 2017 (unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,051,434	$8,881	$1,832,617	$52,335
Commercial	1,555,260	5,125	200,988	803
Commercial and industrial	142,033	-	-	-
Consumer and HELOC	23,461	298	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	355,222	1,902	138,910	2,273
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	16,699	-

Total mortgage loans:
One-to-four family	2,406,656	10,783	1,971,527	54,608
Commercial	1,555,260	5,125	200,988	803
Commercial and industrial	142,033	-	-	-
Consumer and HELOC	23,461	298	16,699	-

Total	$4,127,410	$16,206	$2,189,214	$55,411

	Nine Months Ended September 30, 2018 (unaudited)		Nine Months Ended September 30, 2017 (unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,961,587	$9,313	$1,788,550	$76,546
Commercial	1,262,149	6,669	202,584	96,606
Commercial and industrial	105,142	-	-	-
Consumer and HELOC	38,063	505	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	374,613	7,622	141,029	6,254
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	5,566	-

Total mortgage loans:
One-to-four family	2,336,200	16,935	1,929,579	82,800
Commercial	1,262,149	6,669	202,584	96,606
Commercial and industrial	105,142	-	-	-
Consumer and HELOC	38,063	505	5,566	-

Total	$3,741,554	$24,109	$2,137,729	$179,406

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	September 30, 2018 (unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing

Mortgage loans:
One-to-four family	$223,534	294,661	1,636,601	2,154,796	$73,462,605	$75,617,401	$-
Commercial	794,525	-	1,054,164	1,848,689	56,854,108	58,702,797	-
Commercial and industrial	-	-	155,660	155,660	17,962,554	18,118,214	-
Consumer and HELOC	10,547	-	1,200	11,747	5,166,252	5,177,999	-
Total	$1,028,606	$294,661	$2,847,625	$4,170,892	$153,445,519	$157,616,411	$-

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing

Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$-
Commercial	656,640	-	1,122,740	1,779,380	48,342,678	50,122,058	-
Commercial and industrial	301,783	-	8,251	310,034	11,145,519	11,455,554	-
Consumer and HELOC	662	14,386	29,245	44,293	3,969,965	4,014,258	-
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,112	$141,450,096	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	September 30, 2018	December 31, 2017
	(unaudited)
Mortgage loans:
One-to-four family	$2,210,273	$2,108,086
Commercial	1,102,106	1,122,740
Commercial and industrial	155,660	8,251
Consumer and HELOC	11,747	29,245
Total	$3,479,786	$3,268,322

Credit Quality Information

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to their credit risk. The Bank uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	September 30, 2018 (unaudited)		December 31, 2017
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$56,971,390	$13,980,085	$48,764,928	$11,434,756
Loans rated 6	-	3,982,469	234,390	20,798
Loans rated 7	1,731,407	155,660	1,122,740	-
Ending balance	$58,702,797	$18,118,214	$50,122,058	$11,455,554

There were no loans classified as doubtful or loss at September 30, 2018, or December 31, 2017.

For one-to-four family mortgage and consumer and HELOC loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	September 30, 2018 (unaudited)		December 31, 2017
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$73,541,731	$5,166,252	$73,750,140	$3,985,013
Nonperforming	2,075,670	11,747	2,108,086	29,245
Total	$75,617,401	$5,177,999	$75,858,226	$4,014,258

Troubled Debt Restructurings

There was one loan modified as a troubled debt restructuring during the three months ended September 30, 2018 (unaudited). The loan was a one-to-four family mortgage and had a pre- and post-modification balance of $146,053. The concession granted by the Bank was an extension of the maturity date. There were no additional loans modified as troubled debt restructurings in the nine months ended September 30, 2018.

During the nine months ended September 30, 2017, the Bank modified three loans as troubled debt restructurings. The loans were all one-to-four family mortgages and had a pre- and post-modification aggregate balance of $207,967. The concession granted by the Bank was an extension of the maturity date for all three of the loans noted.

As of September 30, 2018 and December 31, 2017, the Bank allocated $7,266 and $23,870, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three months ended September 30, 2018, the Company recognized $10,322 in compensation expense and during the nine months ended September 30, 2018, the Company recognized $30,945 in compensation expense.

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

As of September 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

	September 30,		December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital (to risk-weighted assets)
Actual	$20,453,743	14.30%	$12,135,085	9.47%
For capital adequacy purposes	6,434,640	4.50%	5,718,465	4.50%
To be well capitalized	9,294,480	6.50%	8,325,005	6.50%

Tier 1 capital (to risk-weighted assets)
Actual	$20,453,743	14.30%	$12,135,085	9.47%
For capital adequacy purposes	8,579,520	6.00%	7,684,620	6.00%
To be well capitalized	11,439,360	8.00%	10,246,160	8.00%

Total capital (to risk-weighted assets)
Actual	$21,555,343	15.07%	$13,176,530	10.29%
For capital adequacy purposes	11,439,360	8.00%	10,246,160	8.00%
To be well capitalized	14,299,200	10.00%	12,807,700	10.00%

Tier 1 capital (to average assets)
Actual	$20,453,743	11.85%	$12,135,085	7.85%
For capital adequacy purposes	6,906,763	4.00%	6,186,160	4.00%
To be well capitalized	8,633,454	5.00%	7,732,700	5.00%

10.	COMMITMENTS

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

Off-balance sheet commitments consist of the following:

September 30, 2018
(unaudited)

Commitments to extend credit	$1,804,500
Construction unadvanced funds	3,835,392
Unused lines of credit	7,401,838

$13,041,730

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At September 30, 2018 and December 31, 2017, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

11.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2018 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,975,191	$-	$3,975,191
Obligations of state and political subdivisions	-	1,488,139	-	1,488,139
Corporate bonds	-	3,266,923	-	3,266,923
U.S. treasury securities	192,632	-	-	192,632
Mortgage servicing rights	-	-	240,747	240,747
Impaired loans with reserve	-	-	320,959	320,959

	December 31, 2017
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$519,258	$-	$519,258
Obligations of state and political subdivisions	-	1,599,878	-	1,599,878
Corporate bonds	-	301,898	-	301,898
U.S. treasury securities	195,316	-	-	195,316
Mortgage servicing rights	-	-	231,977	231,977
Impaired loans with reserve	-	-	112,139	112,139

	September 30, 2018 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

	December 31, 2017
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

11.	FAIR VALUE MEASUREMENTS (Continued)

Other Real Estate Owned

Other real estate owned is measured at fair value, less estimated cost to sell at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at fair value, less estimated cost to sell. Income and expense from operations and changes in valuation allowance are included in other noninterest expense.

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	September 30,		Valuation	(Weighted
	2018	Valuation Techniques	Unobservable Inputs	Average)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	320,959	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	240,747	Discounted cash flows	Loan prepayment speeds	10.44%
				(10.44%)

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2017	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	112,139	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	231,977	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67%)

11.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2018 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$5,875,416	$5,875,416	$5,875,416	$-	$-
Certificates of deposit	846,000	835,649	-	835,649	-
Investment securities:
Available for sale	8,922,885	8,922,885	192,632	8,730,253	-
Held to maturity	7,109	7,196	-	7,196	-
Loans, net	156,613,838	156,639,838	-	-	156,639,838
Accrued interest receivable	892,153	892,153	-	892,153	-
FHLB Stock	2,614,900	2,614,900	-	-	2,614,900

Financial liabilities:
Deposits	131,366,372	129,695,372	43,455,419	-	86,239,953
FHLB advances	31,374,500	30,933,500	-	30,933,500	-
Accrued interest payable	245,098	245,098	-	245,098	-

	December 31, 2017
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$-	$-
Certificates of deposit	943,000	946,497	-	946,497	-
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	-
Held to maturity	9,797	9,494	-	9,494	-
Loans, net	140,574,537	139,784,862	-	-	139,784,862
Accrued interest receivable	476,417	476,417	-	476,417	-
FHLB Stock	2,162,600	2,162,600	-	-	2,162,600

Financial liabilities:
Deposits	132,430,024	132,189,024	50,730,909	-	81,458,115
FHLB advances	26,416,200	25,602,500	-	25,602,500	-
Accrued interest payable	206,597	206,597	-	206,597	-

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended September 30,
	2018	2017
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(46,722)	$(12,607)
Other comprehensive income (loss) on securities before reclassification, net of tax	(56,032)	652
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	-

Net other comprehensive income (loss)	(56,032)	652

Accumulated other comprehensive income (loss), end of period	$(102,754)	$(11,955)

	Net Unrealized Gain (Loss)
	on Securities
	Nine months ended September 30,
	2018	2017
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(23,487)	$(47,388)
Other comprehensive income (loss) on securities before reclassification, net of tax	(79,267)	35,664
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	(231)

Net other comprehensive income (loss)	(79,267)	35,433

Accumulated other comprehensive income (loss), end of period	$(102,754)	$(11,955)

14.	EARNINGS PER SHARE

Earnings per common share for the three months ended September 30, 2018 are represented in the following table.

Earnings per common share for the nine months ended September 30, 2018 is not presented as the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

Three months ended
September 30, 2018
(unaudited)
Net Income	$189,470

Shares outstanding for basic EPS:
Average shares outstanding	2,248,250
Less: Average unearned ESOP shares	85,377
2,162,873
Additional dilutive shares	-

Shares outstanding for basic and diluted EPS	2,162,873

Basic and diluted income per share	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2018 and December 31, 2017 and results of operations for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of SSB Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q. Financial information for the periods before the Company’s Reorganization on January 24, 2018 is that of SSB Bank only.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note Regarding Forward-Looking Statements (Continued)

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees;

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

●	political instability;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	failures or breaches of our IT security systems;

●	the inability of third-party providers to perform as expected; and

●	our ability to successfully introduce new products and services, enter new markets, and capitalize on growth opportunities.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company is not obligated to update any forward-looking statements, except as may be required by applicable law or regulation.

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

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At September 30, 2018, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased by $11.9 million, or 6.9%, from $171.9 million at December 31, 2017 to $183.8 million at September 30, 2018. The increase was due primarily to an increase in net loans of $16.0 million, or 11.4%, to $156.6 million at September 30, 2018 from $140.6 million at December 31, 2017. Securities available for sale also increased by $6.3 million from $2.6 million at December 31, 2017, to $8.9 million at September 30, 2018. The increases were partially offset by a decrease in cash and cash equivalents of $10.6 million, or 64.3%, from $16.5 million at December 31, 2017, to $5.9 million at September 30, 2018, as the cash was invested in securities and used to fund loans. Prepaid reorganization and stock issuance costs decreased from $838,000 at December 31, 2017 to zero dollars at September 30, 2018, as the stock issuance was completed in 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $10.6 million, or 64.3%, to $5.9 million at September 30, 2018 from $16.5 million at December 31, 2017. The decrease in cash was the result the increase in investments available for sale as well as funding loan demand.

Net Loans. Net loans increased $16.0 million, or 11.4%, to $156.6 million at September 30, 2018, from $140.6 million at December 31, 2017. This was driven by increases in commercial mortgage loans and commercial and industrial loans. Commercial mortgages increased $8.6 million, or 17.1%, from $50.1 million at December 31, 2017 to $58.7 million at September 30, 2018. Commercial and industrial loans increased $6.7 million, or 58.2%, from $11.5 million at December 31, 2017 to $18.1 million at September 30, 2018. There was also an increase in consumer loans of $1.1 million during the period.

Available for Sale Securities. Securities available for sale increased by $6.3 million, or 241.0%, to $8.9 million at September 30, 2018, from $2.6 million at December 31, 2017. We purchased $3.7 million and $3.0 million of collateralized mortgage obligations and corporate bonds, respectively. The increase was offset by the maturity of one municipal bond of $85,000 as well as $97,000 in gross unrealized losses during the period.

Deposits. Total deposits decreased to $131.4 million at September 30, 2018 from $132.4 million at December 31, 2017. The decrease of $1.1 million, or 0.8%, was primarily due to a decrease in interest-bearing demand accounts to $14.1 million at September 30, 2018 from $23.2 million at December 31, 2017. This decrease was due primarily to stock subscription funds having been deposited in a business checking account pending the completion of the Reorganization in January, 2018. Partially offsetting the decrease, money market accounts increased by $516,000 to $15.1 million at September, 2018 from $14.6 million at December 31, 2017; savings accounts increased $1.2 million, or 9.8%, to $13.8 million at September 30, 2018, from $12.5 million at December 31, 2017; and time deposits increased by $6.2 million, or 7.6% to $87.9 million at September 30, 2018, from $81.7 million at December 31, 2017. The increase in time deposits was driven by loan demand.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased by $5.0 million or 18.8% to $31.4 million at September 30, 2018, from $26.4 million at December 30, 2017. The increase in borrowings funded new investments and loans during the period.

Stockholders’ Equity. Stockholders’ equity increased by $8.2 million, or 68.0%, to $20.4 million at September 30, 2018 from $12.1 million at December 31, 2017. The increase was due to $8.7 million of paid in capital from the net proceeds of the stock offering completed on January 24, 2018. Additionally, retained earnings increased by $450,000, or 3.7%, to $12.6 million at September 30, 2018, from $12.1 million at December 31, 2017. The increase was partially offset by $848,000 in unearned compensation related to the Employee Stock Ownership Plan and an additional $79,000 in accumulated other comprehensive loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Net Income. Net income totaled $189,000 for the three months ended September 30, 2018, compared to net income of $123,000 for the three months ended September 30, 2017, an increase of $67,000 or 54.2%. The increase was driven by an increase in net interest income after provision of $179,000, or 19.1%, to $1.1 million for the three months ended September 30, 2018, from $938,000 for the three months ended September 30, 2017. Noninterest income increased $5,000 to $135,000 for the three months ended September 30, 2018, from $130,000 for the three months ended September 30, 2017. Also, the income tax provision decreased $3,000 or 4.4% to $58,000 for the three months ended September 30, 2018, from $61,000 for the three months ended September 30, 2017. Offsetting these increases to net income was an increase in noninterest expense of $120,000, or 13.6%, to $1.0 million for the three months ended September 30, 2018, from $884,000 for the three months ended September 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $339,000, or 21.4%, to $1.9 million for the three months ended September 30, 2018, from $1.6 million for the three months ended September 30, 2017. Interest income on loans increased $293,000, or 19.2%. This increase is primarily attributable to an increase in the average balance of net loans of $19.0 million, or 14.2%. The average balances increased from $133.9 million to $153.0 million when comparing the three months ended September 30, 2018 with the three months ended September 30, 2017. The weighted average yield on net loans increased 19 basis points from 4.58% for the three months ended September 30, 2017 to 4.77% for the three months ended September 30, 2018, primarily due to a rise in adjustable rate loan indexes and a rise in new loan rates.

Interest Expense. Total interest expense increased $171,000, or 29.2%, to $755,000 for the three months ended September 30, 2018, compared to $585,000 for the three months ended September 30, 2017. Interest expense on deposit accounts increased $133,000, or 30.0%, to $578,000 for the three months ended September 30, 2018, compared to $445,000 for the three months ended September 30, 2017. The increase was primarily due to an increase in the average balance of interest bearing deposits of $10.8 million, or 9.3%, from $115.5 million for the three months ended September 30, 2017, to $126.3 million for the three months ended September 30, 2018. Among interest bearing deposits, the largest impact is from an $10.0 million, or 13.3%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 30 basis points from 1.54% for the three months ended September 30, 2017, to 1.84% for the three months ended September 30, 2018, primarily due to increases in deposit rates in response to competition.

Interest expense on Federal Home Loan Bank advances increased $37,000 or 26.5%, to $177,000 for the three months ended September 30, 2018, from $140,000 for the three months ended September 30, 2017. The increase was driven by the increase in the average balance of advances of $2.9 million, or 11.1%, from $26.4 million for the three months ended September 30, 2017 to $29.4 million for the three months ended September 30, 2018. The average cost of these borrowings increased 29 basis points from 2.13% for the three months ended September 30, 2017 to 2.42% for the three months ended September 30, 2018.

Net Interest Income. Net interest income increased $168,000, or 16.9%, when comparing the two periods. This was due to an increase in interest income of $339,000 when comparing the two periods, while interest expense increased by $171,000 over the two periods. Average interest-earning assets for the three months ended September 30, 2017 was $146.0 million, and it increased $21.5 million to $167.5 million for the three months ended September 30, 2018, an increase of 14.7%. Net interest earning assets increased $7.8 million, or 190.6%, to $11.9 million for the three months ended September 30, 2018, from $4.1 million for the three months ended September 30, 2017. Additionally, net interest margin increased 5 basis points from 2.75% to 2.80% when comparing the two periods.

Provision for Loan Losses. The provision for loan losses decreased $11,000, or 18.1%, to $50,000 for the three months ended September 30, 2018, from $61,000 for the three months ended September 30, 2017. Net loans increased $6.3 million during the three months ended September 30, 2018, compared to an increase of $7.1 million during the three months ended September 30, 2017, thus resulting in a slightly lower provision when comparing the two periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017 (Continued)

The allowance for loan losses reflects the estimate we believe adequate to cover inherent probable losses. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could change based upon the risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers and other relevant factors.

Non-Interest Income. Non-interest income increased $5,000, or 3.6% to $135,000 for the three months ended September 30, 2018, from $130,000 for the comparable three months ended September 30, 2017. The increase was primarily due to small increases in loan servicing fees, earnings on bank-owned life insurance, and other noninterest income. These gains were partially offset by a decrease in gain on sale of loans of $20,000 when comparing the two periods. This is due to the decrease in one-to-four family mortgage refinances due to a rise in interest rates.

Non-Interest Expense. Non-interest expense increased $120,000, or 13.6%, to $1.0 million for the three months ended September 30, 2018, compared to $884,000 for the three months ended September 30, 2017. Salaries and employee benefits increased $24,000, or 5.6%, to $458,000 for the three months ended September 30, 2018 from $434,000 for the three months ended September 30, 2017. The increase was associated with the addition of staff dedicated to marketing, business development, and credit administration. Additionally, due to the addition of a second branch office, occupancy expenses increased $26,000, or 38.8%, to $93,000 for the three months ended September 30, 2018, from $67,000 for the three months ended September 30, 2017. Federal deposit insurance, data processing, director fees, and contributions and donations increased $22,000, $20,000, $10,000, and $10,000, respectively. A decrease in professional fees of $8,000 provided a small offset to the increases. The decrease in professional fees is due a change in service provider.

Income Taxes. The income tax provision decreased from $61,000 for the three months ended September 30, 2017 to $58,000 for the three months ended September 30, 2018, a decrease of $3,000 or 4.4%. The effective tax rate was 23.5% for the three months ended September 30, 2018, and 33.1% for the three months ended September 30, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act enacted into law in December 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Net Income. Net income totaled $450,000 for the nine months ended September 30, 2018, compared to net income of $630,000 for the nine months ended September 30, 2017, a decrease of $179,000 or 28.4%. The decrease was driven by an increase in noninterest expense of $743,000, or 32.7%, to $3.0 million for the nine months ended September 30, 2018, from $2.3 million for the nine months ended September 30, 2017. There was also a decrease in noninterest income of $33,000, or 8.4%, to $361,000 for the nine months ended September 30, 2018, from $394,000 for the nine months ended September 30, 2017. The decreases were partially offset by an increase in net interest income of $286,000, or 9.4%, to $3.3 million for the nine months ended September 30, 2018, from $3.0 million for the nine months ended September 30, 2017. Also, the provision for income taxes decreased by $245,000, or 70.6%, to $102,000 for the nine months ended September 30, 2018, from $347,000 for the nine months ended September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 (Continued)

Interest and Dividend Income. Interest and dividend income increased $642,000, or 13.6%, to $5.4 million for the nine months ended September 30, 2018, from $4.7 million for the nine months ended September 30, 2017. Interest income on loans increased $551,000, or 12.1%. This increase is primarily attributable to an increase in the average balance of net loans of $15.9 million, or 12.1%. The average balances increased from $131.8 million to $147.8 million when comparing the nine months ended September 30, 2017 with the nine months ended September 30, 2018. The weighted average yield on net loans and loans held for sale was static over the 2 periods at 4.62%.

Interest Expense. Total interest expense increased $357,000, or 21.2%, to $2.0 million for the nine months ended September 30, 2018, compared to $1.7 million for the nine months ended September 30, 2017. Interest expense on deposit accounts increased $270,000, or 21.1%, to $1.6 million for the nine months ended September 30, 2018, compared to $1.3 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $11.1 million, or 9.8%, from $113.2 million for the nine months ended September 30, 2017, to $124.3 million for the nine months ended September 30, 2018. Among interest bearing deposits, the largest impact is from a $9.5 million, or 12.9%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 16 basis points from 1.51% for the nine months ended September 30, 2017, to 1.67% for the nine months ended September 30, 2018, due to increases in deposit rates in response to competition.

Interest expense on Federal Home Loan Bank advances increased $87,000 or 21.7%, to $487,000 for the nine months ended September 30, 2018, from $400,000 for the nine months ended September 30, 2017. The increase was driven by the increase in the average balance of advances of $2.1 million, or 8.3%, from $25.2 million for the nine months ended September 30, 2017 to $27.3 million for the nine months ended September 30, 2018. The average cost of these borrowings increased 26 basis points from 2.12% for the nine months ended September 30, 2017 to 2.38% for the nine months ended September 30, 2018, primarily due to the replacement of a maturing lower-cost Federal Home Loan Bank advance with a higher-cost advance.

Net Interest Income. Net interest income increased $286,000, or 9.4%, when comparing the two periods. This was due to an increase in interest income of $642,000 when comparing the two periods, while interest expense increased by $357,000 over the two periods. Average interest-earning assets for the nine months ended September 30, 2017 was $142.9 million, increasing $18.4 million to $161.4 million for the nine months ended September 30, 2018, an increase of 12.9%. Net interest earning assets increased $5.2 million, or 116.0%, to $9.7 million for the nine months ended September 30, 2018, from $4.5 million for the nine months ended September 30, 2017. Additionally, interest rate spread decreased 15 basis points from 2.79% to 2.64%, and net interest margin decreased 9 basis points from 2.84% to 2.75% when comparing the two periods.

Provision for Loan Losses. The provision for loan losses decreased $66,000, or 36.5%, to $115,000 for nine months ended September 30, 2018, from $181,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the bank made adjustments to FAS 5 factors resulting in a larger than typical provision which accounts for the significant decrease in the provision when comparing the two periods.

The allowance for loan losses reflects the estimate we believe adequate to cover inherent probable losses. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could change based upon the risk characteristics of the various portfolio segments, experience with losses, the impact of economic conditions on borrowers and other relevant factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 (Continued)

Non-Interest Income. Non-interest income decreased $33,000, or 8.4% to $361,000 for the nine months ended September 30, 2018, from $394,000 for the comparable nine months ended September 30, 2017. The decrease was primarily due to a decrease in gains on sale of loans of $115,000, or 42.1%, to $158,000 for the nine months ended September 30, 2018, from $272,000 for the nine months ended September 30, 2017. Partially offsetting this decrease was a $37,000 increase in loan servicing fees, an $17,000 increase in earnings on bank-owned life insurance, and a $28,000 increase in other noninterest income when comparing the two periods.

Non-Interest Expense. Non-interest expense increased $743,000, or 32.7%, to $3.0 million for the nine months ended September 30, 2018, compared to $2.3 million for the nine months ended September 30, 2017. Professional fees increased $284,000 to $557,000 for the nine months ended September 30, 2018, from $273,000 for the comparable nine months ended September 30, 2017. The increase is principally due to additional accounting and auditing expenses associated with the regulatory filings related to the Reorganization. Salaries and employee benefits increased $141,000, or 12.3%, to $1.3 million for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017. The increase was associated with the addition of staff due to the opening of a new branch office and increased staffing in lending, business development, and marketing. Additionally, due to the addition of a second branch, occupancy expenses increased $92,000, or 49.4%, to $280,000 for the nine months ended September 30, 2018, from $188,000 for the nine months ended September 30, 2017. Lastly, federal deposit insurance, data processing, director fees, and other noninterest expense increased $42,000, $34,000, $53,000, and $80,000, respectively.

Income Taxes. The income tax provision decreased from $347,000 for the nine months ended September 30, 2017 to $102,000 for the nine months ended September 30, 2018, a decrease of $245,000 or 70.6%. The effective tax rate was 18.4% for the nine months ended September 30, 2018, and 35.5% for the nine months ended September 30, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act enacted into law in December 2017.

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

Our interest rate risk profile is considered liability-sensitive, which means that if interest rates rise our deposits and other interest-bearing liabilities would be expected to reprice to higher interest rates faster than would our loans and other interest-earning assets. We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. In recent years, we have implemented the following strategies to manage our interest rate risk:

●	increasing lower cost core deposits and limiting our reliance on higher cost funding sources, such as time deposits; and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management of Market Risk (Continued)

●	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments, and selling one- to four-family residential mortgage loans, which have fixed interest rates and longer terms.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at September 30, 2018. All estimated changes presented in the table are within the policy limits approved by our board of directors.

Basis Point (“bp”) Change in Interest		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$14,639	$(7,120)	(32.72)%	9.05%	(2.80)%
+300bp	16,032	(5,727)	(26.32)%	9.63%	(2.23)%
+200bp	17,906	(3,853)	(17.71)%	10.41%	(1.44)%
+100bp	19,932	(1,827)	(8.40)%	11.21%	(0.64)%
0	21,759	-	0.00%	11.85%	0.00%
-100bp	22,543	784	3.60%	11.98%	0.13%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30,2018, the Company had cash and cash equivalents of $5.9 million. As of September 30, 2018 the Bank had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $54.9 million of available borrowing capacity.

At September 30, 2018, the Bank had $13.0 million of loan commitments outstanding which includes $7.4 million of unused lines of credit, $3.8 million of unadvanced construction funds, and $1.8 million of commitments to extend credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of September 30, 2018 totaled $26.5 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at September 30, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At September 30, 2018, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.5 million.

Capital Resources. At September 30, 2018, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At September 30, 2018:
Long-term debt obligations	$31,375	$6,250	$15,125	$-	$10,000

At December 31, 2017:
Long-term debt obligations	$26,416	$9,292	$7,124	$-	$10,000
Operating lease obligations	4	4	-	-	-

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

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses disclosed below. Discussed below are the remediation efforts regarding material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others.

With the oversight and participation of senior management, we have taken steps to remediate the underlying causes of these material weaknesses as follows:

Allowance for loan losses and the identification and reporting of problem loans – We have instituted a quarterly review and updating of the qualitative factors used in determining the allowance for loan losses, instituted a monthly review of changes to classified loans (including those designated as nonaccrual or as troubled debt restructurings) for accuracy and completeness and required that any changes to the allowance for loan losses be approved by the Chief Executive Officer and the Chief Financial Officer, among other steps.

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

Except as disclosed above, there were no other changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2018, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (3)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(3)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: November 13, 2018	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: November 13, 2018	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

