Form 10-K
period 2018-12-31
SSB Bancorp, Inc.
filed 2019-03-29
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $7,465,872.

As of March 29, 2019, there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1.	Business

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;

●	adverse changes in the securities or secondary mortgage markets;

●	changes in tax law, or laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	political instability;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	failures or breaches of our IT security systems;

●	the inability of third-party providers to perform as expected;

●	our ability to manage market risk, credit risk and operational risk in the current economic environment;

●	our ability to successfully introduce new products and services, enter new markets, and capitalize on growth opportunities;

●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

SSB Bancorp, Inc.

SSB Bancorp, Inc., a Maryland corporation organized on August 17, 2017, was incorporated as part of the mutual holding company reorganization of SSB Bank, which was completed on January 24, 2018. In the reorganization, SSB Bancorp, Inc. sold 1,011,712 shares of common stock to the public at $10.00 per share, representing 45% of its outstanding shares of common stock. SSB Bancorp, MHC owns 1,236,538, or 55%, of the outstanding common stock of SSB Bancorp, Inc. At December 31, 2018, SSB Bancorp, Inc. had total consolidated assets of $188.8 million, net loans of $158.5 million, deposits of $136.1 million, and stockholders’ equity of $20.3 million.

SSB Bancorp, Inc. owns 100% of the common stock of SSB Bank following the reorganization and offering. Upon completion of the reorganization, SSB Bancorp, Inc. became the holding company for SSB Bank.

SSB Bancorp, Inc. conducts its operations primarily through its wholly owned subsidiary, SSB Bank, a Pennsylvania-chartered savings bank. SSB Bancorp, Inc. manages its operations as one unit, and does not have separate operating segments.

The executive offices of SSB Bancorp, Inc. are located at 8700 Perry Highway, Pittsburgh, Pennsylvania 15237, and its telephone number is (412) 837-6955.

SSB Bancorp, MHC

SSB Bancorp, MHC, a Pennsylvania-chartered mutual holding company, was formed as part of the reorganization. Upon completion of the reorganization, which was completed on January 24, 2018, SSB Bancorp, MHC does and will, for as long as it is in existence, own a majority of the outstanding shares of SSB Bancorp, Inc.’s common stock. SSB Bancorp, MHC’s principal assets are the common stock of SSB Bancorp, Inc. it received in the reorganization and offering and $40,000 of cash from its initial capitalization. Presently, it is expected that the only business activity of SSB Bancorp, MHC will be to own a majority of SSB Bancorp, Inc.’s common stock. SSB Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under Pennsylvania law, including investing in loans and securities.

SSB Bank

SSB Bank is a Pennsylvania-chartered stock savings bank headquartered in Pittsburgh, Pennsylvania. We conduct our business from our main office and one branch office. Both of our banking offices are located in Pittsburgh, Pennsylvania, which is located in Allegheny County in western Pennsylvania.

Historically, our business has consisted primarily of taking deposits from the general public and investing those funds, along with borrowings from the Federal Home Loan Bank of Pittsburgh, in one- to four-family residential real estate loans and, to a lesser extent, commercial real estate, commercial and industrial, and consumer loans. More recently, we have increased our focus on commercial and industrial lending to diversify our loan portfolio, increase the yield earned on our loans, and assist in managing interest rate risk. To a limited extent, we also invest in securities for liquidity purposes. We offer a variety of deposit products, including checking accounts, savings accounts and time deposits.

Our main office is located at 8700 Perry Highway, Pittsburgh, Pennsylvania 15237, and our telephone number at that address is (412) 837-6955. Our website address is www.ssbpgh.com. Information on our website is not and should not be considered a part of this annual report.

Market Area

We provide financial services to individual consumers and businesses from its main branch office and headquarters located in the North Hills of Pittsburgh as well as its branch office located in the Northside of Pittsburgh. We view Allegheny County and the adjacent portions of surrounding counties as our primary market area for deposits and lending. We view the neighborhoods located in the North Side of Pittsburgh and in the North Hills Area of Pittsburgh as primary areas for growth.

Our primary focus in the marketplace is on small businesses, real estate investors, and homeowners. We believe that we have developed products and services that will meet the financial needs of our current and future customer base. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current business and consumer customers.

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

Lending Activities

General. Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, and consumer loans. More recently, we have increased our focus on originating commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans, and assist in managing interest rate risk. At December 31, 2018, our portfolio consisted predominantly of one- to four-family mortgages and commercial real estate loans. We primarily make loans to customers located in Allegheny County.

Historically, we have not originated significant amounts of loans for sale. In recent years, we have increased this activity in order to manage the duration and time to repricing of our loan portfolio, to manage interest rate risk, and to generate fee income. Currently, we sell all eligible fixed-rate residential mortgages that we originate, preferably with servicing rights retained. We also engage in a significant amount of loan participation sales of loans in our commercial portfolio in order to manage portfolio risk.

One- to Four-Family Residential Real Estate Lending. At December 31, 2018, we had $75.5 million of loans secured by one- to four-family real estate, representing 47.3% of our total loan portfolio. Our one- to four-family residential real estate loans typically have terms of up to 30 years. Our adjustable-rate one- to four-family residential mortgage loans have an initial five year fixed-interest rate period followed by annual adjustments to the interest rate. Interest rates are generally based on LIBOR. Our one- to four-family residential real estate loans are generally underwritten to internal guidelines, although recently we have begun underwriting loans to agency guidelines. We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we occasionally make one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%, but no higher than 95%, of the purchase price or appraised value, whichever is less, with private mortgage insurance.

We also have a mortgage banking operation that generates mortgage loans through three mortgage loan originators and one correspondent mortgage company. Loans are originated both for sale in the secondary market and for retention in our portfolio.

Currently, we retain all adjustable-rate residential mortgage loans that we originate and generally seek to sell the majority of fixed-rate residential mortgage loans that we originate, with servicing rights retained, through the Mortgage Partnership Finance (MPF) program administered by the Federal Home Loan Bank. We have an additional mortgage loan investor to whom we sell service-released mortgage loans that are outside of the scope of the MPF program. During the years ended December 31, 2018 and 2017, we sold $9.7 million and $14.5 million, respectively, of one- to four-family mortgages to these investors, with an additional pool of $7.0 one- to four- family mortgages million sold in 2017. During the years ended December 31, 2018 and 2017, we earned servicing fee income of $143,000 and $97,000, respectively. At December 31, 2018, we serviced $51.1 million of one- to four-family residential real estate loans held by others.

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

Commercial Real Estate Loans. In recent years, we have increased our commercial real estate loans. Our commercial real estate loans are secured primarily by one- to four-family and multi-family non-owner occupied investment properties, hotels, and mixed-use properties, which may include both apartment and condominium units and retail or office space, all of which are located in our primary market area. At December 31, 2018, we had $59.5 million in commercial real estate loans, representing 37.3% of our total loan portfolio. This amount included $44.0 million of one- to four-family, non-owner-occupied investment properties, and $6.1 million of multi-family residential real estate loans, which are described below. At December 31, 2018, $9.4 million of our commercial real estate loans were for owner-occupied properties.

Our commercial real estate loans are generally balloon loans, with a five-year, fixed interest rate term based on a maximum 20-year amortization schedule. We offer fixed-interest rate commercial real estate loans of up to 15 years without a balloon feature. We also offer fixed-rate multi-family residential real estate loans of up to 20 years without a balloon feature. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2018, the average balance of our commercial real estate loans was $149,000, and our largest commercial real estate loan totaled $1.4 million and was secured by mixed used commercial real estate property. At December 31, 2018, this loan was performing according to its original terms.

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

We generally limit our loans-to-one borrower to 15% of capital, or approximately $2.6 million at December 31, 2018. At December 31, 2018, our largest commercial real estate relationship was approximately $3.0 million, which consists of loans secured by one- to four-family non-owner occupied properties and multi-family properties.

In recent years, we have begun to sell participation interest in individual commercial real estate loans that we originate to other financial institutions in order to reduce portfolio risk and manage our liquidity. Generally we retain 50% of the loan amount and continue to service such loans.

Multi-Family Residential Real Estate Loans. At December 31, 2018, multi-family real estate loans totaled $6.1 million, or 3.8% of our total loan portfolio. Our multi-family real estate loans are typically secured by properties consisting of five or more rental units in our market area. At December 31, 2018, our largest multi-family residential real estate loan had an outstanding balance of $559,000 and was secured by real estate containing retail space and apartments. At December 31, 2018, this loan was performing according to its original terms.

Our multi-family residential real estate loans are generally balloon loans, with five-year, seven-year or ten-year fixed-interest rate terms based on a 20-year amortization schedule. The maximum loan-to-value ratio of our multi-family residential real estate loans is generally 80% and we generally limit our loans-to-one borrower to 15% of capital, or approximately $2.6 million at December 31, 2018.

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

Construction Loans. We originate loans to individual homeowners and a limited group of established local builders to finance the construction of one- to four-family residential properties, and commercial and multi-family properties. At December 31, 2018, construction loans totaled $9.1 million, or 5.7% of our total loan portfolio, consisting of $4.6 million of one- to four-family residential construction loans and $4.5 million of commercial and multi-family real estate construction loans. These loans generally are secured by properties located in our primary market area. We generally do not originate speculative construction loans, which are construction loans made to a builder who does not have a buyer under contract for the completed property when we originate the loan. At December 31, 2018, we did not have any speculative construction loans outstanding.

Our commercial and multi-family real estate construction loans typically involve purchase and renovation projects, and are primarily secured by non-owner-occupied properties located within the Pittsburgh city limits. Generally, the construction period of these loans may last up to 18 months, during which the borrower may make payments of interest only. Upon completion of construction, commercial construction loans generally become fixed-rate five-year balloon loans, based on a maximum 20-year amortization schedule. The maximum loan-to-value ratio of such loans is generally 80%.

We also offer residential construction mortgages, which are made for the purpose of constructing a borrower’s primary residence. Generally, the construction period of these loans may last up to 12 months, during which a borrower may make payments of interest only. Construction periods of longer than 12 months require the approval of our senior lending officer or the president and chief executive officer. Licensed contractors must be approved by us and an inspection of the construction process is performed before each scheduled disbursement to verify the stages of construction. Upon completion of construction, all residential construction mortgages become fixed-rate mortgages, which we attempt to sell, with servicing rights retained. The home must be fully completed and certified as such by the inspector before final disbursements and permanent financing.

At December 31, 2018, our largest construction loan had an outstanding balance of $1.1 million and was secured by residential real estate. At December 31, 2018, this loan was performing according to its original terms.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships, and small businesses. Our commercial lending efforts focus on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas. These loans are generally secured by blanket liens on business assets, although we do from time to time offer unsecured lines of credit and term loans. At December 31, 2018, commercial and industrial loans were $19.2 million, or 12.0% of total loans, of which $702,000 were unsecured.

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

Our largest commercial and industrial loan at December 31, 2018 totaled $2.0 million and was a term loan secured by accounts receivable, inventory, equipment and other business assets. At December 31, 2018, this loan was not performing in accordance with its original terms.

Consumer Loans and Home Equity Lines of Credit. We offer a limited range of consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist primarily of loans on new and used automobiles, as well as second mortgage loans and home equity lines of credit. Adjustable-rate lines of credit are prime-based and reset each quarter. The maximum term for auto loans depends on the age of the vehicle, generally with a maximum term of seven years and maximum amount of $75,000, for new vehicles. Unsecured lines of credit, home equity lines of credit, and home equity loans have terms of up to 5, 10, and 20 years, respectively. The maximum loan-to-value ratio for home equity lines of credit is generally up to 90% (taking into account any outstanding first mortgage loan balance), while the maximum amount for home equity lines of credit is generally $250,000. At December 31, 2018, consumer loans and home equity lines of credit were $5.4 million, or 3.4% of total loans, of which $1.5 million were new and used auto loans.

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

We have a concentration in commercial real estate loans under applicable bank regulatory guidance. At December 31, 2018, commercial real estate loans represented 332.11% of SSB Bank’s total capital.

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

We also purchase loans from correspondent lenders to supplement our loan production. These loans generally consist of one- to four-family residential mortgage loans. For the year ended December 31, 2018, we purchased $5.8 million of whole loans. Substantially all of our purchased loans are to borrowers located in our primary market area. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.

Generally, we sell all of our eligible fixed-rate residential real estate loans upon origination, with servicing rights retained, in order to manage the duration and time to repricing of our loan portfolio, and to generate noninterest income. We currently sell loans through the Mortgage Partnership Finance program administered by the Federal Home Loan Bank of Pittsburgh. We sold $9.3 million of fixed-rate residential mortgages during the year ended December 31, 2018, all on a servicing-retained basis. We sold another $335,000 of fixed-rate residential mortgages to a secondary investor on a service-released basis during the year ended December 31, 2018.

In addition, we have begun to sell participation interests in individual commercial loans that we originate in order to reduce portfolio risk and manage our liquidity. We generally retain 50% of the loan amount and continue to service such loans.

At December 31, 2018, we serviced $51.1 million of one- to four-family residential real estate loans and $5.0 million of commercial real estate loans for others and we generated $143,000 in loan servicing fee income during the year ended December 31, 2018.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Consistent with our lending policy, the board of directors has granted loan approval authority to certain senior officers up to prescribed limits, not exceeding $1.75 million in the case of the President and Chief Executive Officer, $1.0 million in the case of the Chief Lending Officer, $750,000 in the case of the Commercial Loan Manager, and $100,000 in the case of the Consumer Loan Manager. Loans in excess of such amounts require the approval of the board of directors, as do any extensions of credit to borrowers who already have significant outstanding loan relationships. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by the board of directors. Exceptions are reported to the board of directors monthly.

Loans-to-One Borrower

Under Pennsylvania banking laws, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, which is the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. We have established an internal limit for an aggregate amount of loans to one borrower or guarantor equal to the legal lending limit or 15% of our total capital accounts, which was approximately $2.6 million at December 31, 2018.

Under certain circumstances, well qualified customers or customers with multiple individually qualified projects, our internal loans-to-one borrower limit may be exceeded subject to the approval of the board of trustees. As of December 31, 2018 we had two relationships that exceeded the limit-to-one-borrower. The two relationships include $4.0 million of commercial and industrial loans secured by accounts receivable, inventory, equipment and other business assets; and $3.0 million of commercial real estate loans secured by 1-4 residential non-owner-occupied investment property and multifamily property. At December 31, 2018, all loans across both relationships were performing in accordance with their original terms. The $4.0 million relationship noted above was the Bank’s largest relationship at December 31, 2018, and all loans were performing in accordance with their original terms.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of Pittsburgh, certificates of deposit of federally insured institutions, investment grade corporate bonds, and federally insured deposits at other institutions. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock, in which the amount invested is based on the level of our Federal Home Loan Bank borrowings. Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018. At December 31, 2018, our securities investment portfolio had a fair value of $9.1 million and consisted of municipal bonds, corporate bonds, mortgage-backed securities and U.S. treasury securities. See Notes 3, 4, and 5 of the Notes to Financial Statements.

Our investment objectives are to maintain liquidity for use in our lending and deposit activities and to supplement interest income when demand for loans is weak. The Asset and Liability Committee of our board of trustees has the overall responsibility for the investment portfolio. Our Chief Financial Officer is responsible for implementation of the investment policy and monitoring our investment performance. The Asset and Liability Committee is responsible for monthly and quarterly reviews and reports on the status of our investment portfolio.

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

Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market area, however, we do accept some brokered and listing service deposits. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At December 31, 2018, our deposits totaled $136.1 million.

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

Borrowings. We use advances from the Federal Home Loan Bank of Pittsburgh to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2018, we had $91.9 million of available borrowing capacity with the Federal Home Loan Bank of Pittsburgh and had $31.4 million in advances outstanding.

Personnel

As of December 31, 2018, we had 17 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiaries

SSB Bank is the wholly-owned subsidiary of SSB Bancorp, Inc. SSB Bancorp, Inc. has no other subsidiaries. SSB Bank has no subsidiaries.

Regulation and Supervision

General

As a bank holding company, SSB Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and Pennsylvania Department of Banking and Securities. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board and the Pennsylvania Department of Banking and Securities. SSB Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

SSB Bancorp, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis), which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for SSB Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering rules. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies (with greater than $1.0 billion of assets) at January 1, 2015. As is the case with institutions themselves, the capital conservation buffer began to be phased-in in 2016 and was completely phased-in on January 1, 2019.

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

The status of SSB Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act of 1956 will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. SSB Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available for sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” which, when fully phased in, will consist of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective on January 1, 2015. The “capital conservation buffer” was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer became effective.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a Tier 1 leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a Tier 1 leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a Tier 1 leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a Tier 1 leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2018, SSB Bancorp, Inc. was classified as a “well capitalized” institution.

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

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under its risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by regulation, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate by more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

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

Other Regulations

Interest and other charges collected or contracted for by SSB Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Truth in Lending Act, which requires lenders to disclose the terms and conditions of consumer credit;

●	Real Estate Settlement Procedures Act, which requires lenders to disclose the nature and costs of the real estate settlement process and prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts;

●	Home Mortgage Disclosure Act of 1975, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; and

●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of SSB Bank also are subject to, among others, the:

●	Truth in Savings Act, which requires financial institutions to disclose the terms and conditions of their deposit accounts;

●	Expedited Funds Availability Act, which requires banks to make funds deposited in transaction accounts available to their customers within specified time frames;

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	Pennsylvania banking laws and regulations, which governs deposit powers.

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. SSB Bank is in compliance with these requirements.

Federal Home Loan Bank System

SSB Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. SSB Bank complied with this requirement at December 31, 2018. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. SSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Pittsburgh stock. At December 31, 2018, no impairment has been recognized.

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

Federal Taxation

Method of Accounting. SSB Bancorp, Inc. and SSB Bank file a consolidated federal income tax return. For federal income tax purposes, we report our income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing our federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions with more than $500 million in assets. For taxable years beginning after 1995, we have been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 166 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2018, we had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2018, we have no capital loss carryovers.

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

As of December 31, 2017, the net book value of our office properties was $4.1 million, and the net book value of our furniture, fixtures and equipment was $254,000. The following table sets forth information regarding our offices.

Location	Leased/Owned	Year Acquired

Main Office:
8700 Perry Highway	Owned	2017
Pittsburgh, Pensylvania 15237

Branch Office:
2470 California Avenue	Owned	1930
Pittsburgh, Pennsylvania 15212

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2018, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SSBP.” As of March 27, 2019, we had 118 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 2,248,250 shares of common stock outstanding, of which 1,236,538 shares, or 55%, are owned by SSB Bancorp, MHC. SSB Bancorp, Inc. completed its initial public offering on January 24, 2018, and its stock commenced trading on January 26, 2018. Accordingly, there is no market information to report for the year ended December 31, 2017. The following table provides quarterly market price and dividend information per common share for 2018. Prices presented in the table below are bid prices between broker-dealers as published by the OTC Pink Market. The prices do not include retail markups or markdowns or any commission to the broker-dealer and do not necessarily reflect prices in actual transactions.

	High Bid	Low Bid	Dividends
2018:
Fourth quarter	$9.43	$8.55	$-
Third quarter	9.50	9.21	-
Second quarter	9.40	9.10	-
First quarter	9.65	9.25	-

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2018.

ITEM 6.	Selected Financial and Other Data

The summary information presented below at each date or for each of the periods presented is derived in part from our consolidated financial statements. The financial condition data at December 31, 2018 and 2017, and the operating data for the years ended December 31, 2018 and 2017 were derived from the audited consolidated financial statements. included elsewhere in this annual report. The information at and for the year ended December 31, 2016 was derived in part from audited financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our financial statements and notes included in this annual report.

	At December 31,
	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$188,792	$171,905	$141,251
Cash and cash equivalents	9,034	16,478	6,831
Certificates of deposit	846	943	1,390
Securities available for sale	9,068	2,616	3,226
Securities held to maturity	6	10	14
Gross loans	159,655	141,616	104,162
Net loans	158,530	140,575	103,747
Loans held for sale	-	-	19,942
Total liabilities	168,473	159,794	129,756
Total deposits	136,109	132,430	109,371
Federal Home Loan Bank advances	31,375	26,416	19,125
Stockholders’ equity (total equity at December 31, 2017 and 2016)	20,319	12,112	11,495

	For Years Ended December 31,
	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest income	$7,018	$6,223	$5,293
Interest expense	2,900	2,316	1,998
Net interest income	4,118	3,907	3,295
Provision for loan losses	150	247	30
Net interest income after provision for loan losses	3,968	3,660	3,265
Non-interest income (loss) (1) (2)	460	527	(43)
Non-interest expense	3,985	3,014	2,343
Income before income taxes	443	1,173	879
Provision for income taxes (3)	63	584	291
Net income	$380	$589	$588

(1)	Non-interest income included a provision for losses on loans held for sale of $372,000 for the year ended December 31, 2016. There was no provision for losses on loans held for sale for the years ended December 31, 2018 or 2017.
(2)	Non-interest income included a gain on sale of loans of $182,000 for the year ended December 31, 2018, $348,000 for the year ended December 31, 2017, and $176,000 for the year ended December 31, 2016.
(3)	Provision for income taxes for the year ended December 31, 2017 includes a $203,000 write-down of the net deferred tax asset due to changes in federal tax laws enacted in December 2017.

	For the Years Ended December 31,
	2018	2017	2016

Performance Ratios:
Return on average assets (1)	0.22%	0.38%	0.43%
Return on average equity (2)	1.93%	4.89%	5.19%
Interest rate spread (3)	2.29%	2.56%	2.40%
Net interest margin (4)	2.49%	2.61%	2.49%
Efficiency ratio (5)	87.03%	67.97%	72.05%
Average interest-earning assets to average interest-bearing liabilities	111.61%	103.58%	105.44%

Capital Ratios:
Average equity to assets (6)	11.20%	7.79%	8.37%
Tier 1 capital (to adjusted total assets) (6)	11.59%	7.85%	8.53%
Tier 1 capital (to risk-weighted assets) (6)	14.22%	9.47%	11.32%
Total capital (to risk-weighted assets) (6)	15.01%	10.29%	12.12%
Common equity Tier 1 capital (to risk-weighted assets) (6)	14.22%	9.47%	11.32%

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.70%	0.74%	0.79%
Allowance for loan losses as a percent of non-performing loans	31.66%	31.85%	47.79%
Net charge-offs to average outstanding loans during the period	0.04%	-0.02%	-0.04%
Non-performing loans as a percent of total gross loans	2.23%	2.31%	1.65%
Non-performing assets as a percent of total assets	1.96%	1.94%	1.26%

Other Data:
Number of offices	2	2	1

Number of full-time equivalent employees	19	18	15

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity (net worth).
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income. Non-interest expense increased $971,000 in the year ended December 31, 2018 compared to the year ended December 31, 2017, causing the 19.06% increase. Non-interest income for the year ended December 31, 2016 included a provision for loss on loans held for sale of $372,000. Excluding the provision for loss on loans held for sale, the efficiency ratio for the year ended December 31, 2016 would be 64.03%.
(6)	Capital Ratios for December 31, 2018 include $7.9 million in additional capital that was a result of the Reorganization completed January 24, 2018.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of making loans to real estate investors, businesses and consumers. We also invest in securities, which consist of Federal Home Loan Bank of Pittsburgh stock, mortgage-backed securities issued by U.S. government-sponsored entities, corporate bonds, tax-exempt municipal bonds, and U.S. Treasury notes. We also have a mortgage banking operation that generates one- to four-family residential mortgage loans through three mortgage loan originators and three correspondent mortgage banks. Such residential mortgage loans are originated both for sale in the secondary market and for retention in our portfolio. However, the origination of loans for sale became a larger focus for us at the beginning of 2017. We continue to rely less on correspondent banks for loan originations, focusing instead on self-generated originations.

We offer a variety of deposit accounts, including checking accounts, savings and money market accounts, and time deposits. We also utilize advances from the Federal Home Loan Bank of Pittsburgh for liquidity and for asset/liability management purposes.

We also offer various merchant services to businesses, consisting of multiple credit card processing solutions and other ancillary services such as Internet banking. These services are offered through a third-party partner.

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

Business Strategy

Our business strategy is to use our capital to both serve our community and maintain a profitable community savings bank. Our goals have been to grow our core deposit base, effectively manage our cost of funds, and develop strong business relationships with our customers. Our mortgage banking operations continue to generate gains on loan sales and servicing fee income. We continue to expand our base for non-interest income and have begun marketing our commercial loans as well.

Our current business strategy consists of the following:

●	Continue to grow our core deposit base. Deposits have been and continue to be our primary source of funds for lending. Historically, we relied on time deposits as a source of funds, we remain focused on increasing core deposits. We consider savings, checking, money market, and commercial deposits to be core deposits. Core deposits are the funding source that is least costly and least sensitive to interest rate fluctuations. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. Continuing to focus on relationship growth will increase our deposit portfolio with new and existing customers. We also continue to improve and invest in technologies, such as remote check capture and mobile & on-line banking that will help to attract core deposits.

●	Increase income streams by developing and offering innovative products to help our customers’ meet their financial goals. We continue to strive to make the financial independence of our customers and our communities one of the pillars of our core values. In 2018 we initiated a credit card program, which will be fully operational in the first quarter of 2019, we continue to market special CD & money market rates, and continue to offer ATM fee reimbursement along with all checking account products. While some of these offerings create a tangible cost, the intangible value to the bank and appreciation from our customers is incalculable. Relationship banking is our goal and the more products we are able to offer our customers will broaden the available avenues for income growth.

●	Manage credit risk to maintain a low level of non-performing assets. Strong asset quality is a key to the long-term financial success of any bank. Our credit risk management strategy focuses on well-defined credit and investment policies and procedures that we believe promote conservative lending and investment practices, conservative loan underwriting criteria and active credit monitoring. In 2018 we made changes to our commercial lending department, which will ensure adequate oversight and consistent credit underwriting. We continue to look for areas to improve the balance in portfolio management and lending growth.

●	Manage interest rate risk. Interest rate risk management is central to our budgeting, liquidity, and asset management. Our focus has shifted to managing our commercial and consumer credit portfolios, with conservative lending growth, competitive interest rates, and reasonable closing costs. The commercial lending department has started marketing saleable loans to the market in an effort to free up space for more competitive opportunities in terms of interest rate and credit quality. The consumer lending department continues to sell fixed rate residential mortgage loans into the secondary market, which helps mitigate and manage interest rate risk.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company, we may elect to delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer (private) companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. Such an election is irrevocable during the period that a company is an emerging growth company. We have elected to take advantage of the benefits of extended transition periods. Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date.

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

From time to time, we may choose to restructure the contractual terms of certain loans at the borrower’s request. We review all scenarios to determine the best payment structure with the borrower to improve the likelihood of repayment. Management reviews modified loans to determine if the loan should be classified as a trouble debt restructuring. A trouble debt restructuring is when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Management considers the borrower’s ability to repay when a request to modify existing loan terms is presented. A transfer of assets to repay the loan balance, a modification of loan terms or a combination of these may occur. If an appropriate arrangement cannot be made, the loan is referred to legal counsel, at which time foreclosure will begin. If a loan is accruing at the time of restructuring, we review the loan to determine if it should be placed on non-accrual. It is our policy to keep a troubled debt restructured loan on non-accrual status for at least six months to ensure the borrower can repay, at that time management may consider its return to accrual status.

Troubled debt restructured loans are considered to be impaired loans.

Income Taxes. We account for income taxes in accordance with accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. U.S. GAAP requires that we use the Balance Sheet Method to determine the deferred income, which affects the differences between the book and tax bases of assets and liabilities, and any changes in tax rates and laws are recognized in the period of enactment. Deferred taxes are based on a valuation model and the determination on a quarterly basis whether all or a portion of the deferred tax asset will be recognized.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 16 of the financial statements.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of net income. At December 31, 2018, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Loan Portfolio

General. Loans are our primary interest-earning asset. At December 31, 2018, net loans represented 84.0% of our total assets.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One-to-four family	$75,521	47.32%	$75,858	53.63%
Commercial	59,494	37.28	50,122	35.43
	135,015	84.60	125,980	89.06

Commercial and industrial	19,167	12.01	11,456	8.10
Consumer	5,404	3.39	4,014	2.84
	159,586	100.00%	141,450	100.00%

Third-party loan acquisition and other net origination costs	268		386
Discount on loans previously held for sale	(199)		(220)
Allowance for loan losses	(1,125)		(1,041)
Total	$158,530		$140,575

Loan Maturity. The following tables set forth certain information at December 31, 2018 and December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that may significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	December 31, 2018
	One-to-Four Family Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
1 year or less	$6,252	$5,309	$9,399	$83	$21,043
More than 1 year through 2 years	7	3,056	182	68	3,313
More than 2 years through 3 years	777	6,244	2,291	187	9,499
More than 3 years through 5 years	2,292	22,266	4,723	1,308	30,589
More than 5 years through 10 years	4,526	16,043	2,514	977	24,060
More than 10 years through 15 years	7,594	5,591	58	2,016	15,259
More than 15 years	54,073	985	-	765	55,823
Total	$75,521	$59,494	$19,167	$5,404	$159,586

	December 31, 2017
	One-to-Four Family Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
1 year or less	$6,746	$4,023	$4,341	$75	$15,185
More than 1 year through 2 years	7	1,040	323	112	1,482
More than 2 years through 3 years	19	3,338	704	156	4,217
More than 3 years through 5 years	1,276	18,200	2,660	1,026	23,162
More than 5 years through 10 years	5,456	16,106	3,356	1,461	26,379
More than 10 years through 15 years	7,365	5,308	72	1,102	13,847
More than 15 years	54,989	2,107	-	82	57,178
Total	$75,858	$50,122	$11,456	$4,014	$141,450

The following tables sets forth the dollar amount of all loans at December 31, 2018 that are due after December 31, 2019 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude third-party loan and other net origination costs and the discount on loans previously held for sale.

	December 31, 2018
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One-to-four family mortgage loans	$63,494	$5,775	$69,269
Commercial mortgage loans	53,886	299	54,185
Commercial and industrial loans	9,705	63	9,768
Consumer loans and HELOC	1,764	3,557	5,321
Total	$128,849	$9,694	$138,543

Loan Originations, Purchases and Sales. The following table sets forth our loan origination, purchase and sale activity for the years indicated.

	Year Ended December 31
	2018	2017
	(In thousands)
Total loans at beginning of period	$141,450	$104,162
Loans originated:
One-to-four family mortgage loans	18,565	17,309
Commercial mortgage loans	1,738	23,214
Construction loans	8,971	6,400
Multi-family loans	10,270	1,633
Commercial and industrial loans	9,899	4,320
Consumer loans	3,714	1,403
Total loans originated	53,157	54,279
Loans purchased:
One-to-four family mortgage loans	3,939	6,728
Commercial mortgage loans	-	-
Construction loans	1,902	5,485
Consumer loans	-	-
Total loans purchased	5,841	12,213
Additions:
Loans held for sale transferred to loans held for investment	-	12,556
Less:
Loan principal repayments	31,179	20,253
Loan sales	9,683	21,507
Loans transferred to held for sale	-	-
Net loan activity	18,136	37,288
Total loans at end of period	$159,586	$141,450

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
	(In thousands)
Mortgage loans:
One-to-four family	$305	$625	$1,701	$2,631	$72,890	$75,521	$-
Commercial	-	-	1,094	1,094	58,400	59,494	-
Commercial and Industrial	-	-	156	156	19,011	19,167	-
Consumer	-	-	1	1	5,403	5,404	-
Total	$305	$625	$2,952	$3,882	$155,704	$159,586	$-

	At December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
	(In thousands)
Mortgage loans:
One-to-four family	$982	$400	$1,900	$3,282	$72,576	$75,858	$-
Commercial	656	-	1,123	1,779	48,343	50,122	-
Commercial and Industrial	302	-	8	310	11,146	11,456	-
Consumer	1	14	29	44	3,970	4,014	-
Total	$1,941	$414	$3,060	$5,415	$136,034	$141,450	$-

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
One-to-four family mortgage loans	$2,302	$2,108
Commercial mortgage loans	1,094	1,123
Commercial and industrial loans	156	8
Consumer loans	1	29
Total	3,553	3,268
Accruing loans past due 90 days or more:
One-to-four family mortgage loans	-	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total	-	-

Total non-performing loans	3,553	3,268

Other real estate owned	138	60
Total non-performing assets	$3,691	$3,328

Troubled debt restructurings (accruing):
One-to-four family mortgage loans	$51	$310
Commercial mortgage loans	674	-
Total troubled debt restructurings (accruing)	$725	$310

Total troubled debt restructurings (accruing) and total non-performing assets	$4,416	$3,638

Total non-performing loans to gross loans	2.23%	2.31%
Total non-performing loans to total assets	1.88%	1.90%
Total non-performing assets to total assets	1.96%	1.93%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	2.34%	2.12%

The cumulative amount of interest income not recognized on non-accrual loans for the years ended December 31, 2018 and December 31, 2017 was $357,000 and $278,000 respectively. For the years ended December 31, 2018 and 2017, interest income was negatively impacted by $79,000 and $55,000, respectively, as a result of nonaccrual loans not performing in accordance with their original terms. Interest income was minimally impacted by accruing troubled debt restructurings for the years ended December 31, 2018 and 2017 with the exception of the recognition of $95,000, related to recoveries of interest from prior periods in 2017.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2018, there were no other potential problem loans.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, and our special mention assets at the dates indicated.

	At December 31,
	2018	2017
	(In thousands)
Special mention	$3,982	$255
Substandard (1)	4,180	3,260
Ending Balance	$8,162	$3,515

(1)	Includes one- to four-family residential real estate loans on nonaccrual status of $2.3 million and $2.1 million at December 31, 2018 and 2017, respectively, as well as consumer loans on nonaccrual status of $1,000 and $29,000 at December 31, 2018 and 2017, respectively.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,041	$821
Provision for loan losses	150	247
Charge-offs:
One-to-four family mortgage loans	(16)	-
Commercial mortgage loans	-	-
Commercial and industrial loans	(9)	-
Consumer loans	(41)	(27)
Total charge-offs	(66)	(27)
Recoveries:
One-to-four family mortgage loans	-	-
Commercial mortgage loans	-	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total recoveries	-	-

Net (charge-offs) recoveries	(66)	(27)

Allowance for loan losses at end of period	$1,125	$1,041

Allowance for loan losses to non-performing loans at end of period	31.66%	31.85%
Allowance for loan losses to total loans outstanding at end of period	0.70%	0.74%
Net charge-offs to average loans outstanding during the period	0.04%	0.02%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One-to-four family mortgage loans	$422	38%	47%	$514	49%	54%
Commercial mortgage loans	394	35	37	383	37	35
Commercial and industrial loans	264	23	12	81	8	8
Consumer loans	45	4	4	63	6	3
Total	$1,125	100%	100%	$1,041	100%	100%

See Notes 2 and 7 to the financial statements for a complete discussion of the allowance for loan losses. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$6	$6	$10	$9
Total	$6	$6	$10	$9
Securities available-for-sale:
Mortgage-backed securities in government-sponsored entities	$3,883	$3,865	$525	$519
Obligations of state and political subdivisions	1,540	1,502	1,626	1,600
Corporate bonds	3,547	3,509	301	302
U.S. treasury securities	193	192	194	195
Total	$9,163	$9,068	$2,646	$2,616

At December 31, 2018 and 2017, we had no investments in a single issuer (other than securities issued by the U.S. government and government agency), which had an aggregate book value in excess of 10% of our stockholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018 and 2017. Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	December 31, 2018
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$-		$5	5.43%	$1	4.13%	$-		$6	$6	5.12%
Total	$-		$5	5.43%	$1	4.13%	$-		$6	$6	5.12%
Securities available-for-sale:
U.S. treasury securities	$193	2.49%	$-		$-		$-		$193	$192	2.49%
Mortgage-backed securities in government-sponsored entities	$-		$-		$64	2.61%	$3,819	2.89%	3,883	3,865	2.89%
Obligations of state and political subdivisions	$30	2.02%	$575	1.90%	$935	2.29%	$-		1,540	1,502	2.14%
Corporate bonds	$200	2.04%	$2,083	3.46%	$1,264	3.72%	$-		3,547	3,509	3.47%
Total	$423	2.25%	$2,658	3.12%	$2,263	3.10%	$3,819	2.89%	$9,163	$9,068	2.98%

	December 31, 2017
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$-	-	$8	5.40%	$2	4.13%	$-	-	$10	$9	5.17%
Total	$-	-	$8	5.40%	$2	4.13%	$-	-	$10	$9	5.17%
Securities available-for-sale:
U.S. treasury securities	$-		$194	3.13%	$-		$-		$194	$195	3.13%
Mortgage-backed securities in government-sponsored entities	-		-		91	4.50%	434	3.25%	525	519	3.48%
Obligations of state and political subdivisions	$85	3.69%	$606	2.03%	291	2.00%	644	2.57%	1,626	1,600	2.33%
Corporate bonds	-		301	2.34%	-	-	-	-	301	302	2.33%
Total	$85	3.69%	$1,101	2.31%	$382	2.59%	$1,078	2.84%	$2,646	$2,616	2.61%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2018 and 2017.

Deposits

Deposits continue to be our primary source of funds for our lending and investment activities. The majority of our deposits are from depositors who reside in our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. The following table sets forth the distribution of total deposits by account type at the dates indicated.

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing demand accounts	$5,699	4.19%	$441	0.33%
Interest-bearing demand accounts	8,386	6.16%	23,168	17.49%
Money market accounts	16,021	11.77%	14,598	11.02%
Savings accounts	12,884	9.47%	12,524	9.46%
Time deposit accounts	93,119	68.42%	81,699	61.69%
Total	$136,109		$132,430

The following tables indicate the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2018 and 2017. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
December 31, 2018:
Three months or less	$4,766
Over three through six months	7,767
Over six through twelve months	15,865
Over twelve months	52,383
Total	$80,781

December 31, 2017:
Three months or less	$2,249
Over three through six months	2,137
Over six through twelve months	7,662
Over twelve months	56,364
Total	$68,412

The following tables set forth time deposit accounts classified by rate and maturity at December 31, 2018 and December 31, 2017.

	December 31, 2018
	Amount Due
	Less Than One Year	More Than One Year to Two Years	More than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$583	$-	$-	$-	$583	0.63%
1.01 - 2.00%	18,345	9,527	8,186	2,171	38,229	41.05%
2.01 - 3.00%	12,334	7,931	1,840	21,623	43,728	46.96%
3.01 - 4.00%	-	3,275	1,989	5,315	10,579	11.36%
Total	$31,262	$20,733	$12,015	$29,109	$93,119

	December 31, 2017
	Amount Due
	Less Than One Year	More Than One Year to Two Years	More than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 - 1.00%	$1,392	$177	$-	$-	$1,569	1.92%
1.01 - 2.00%	14,011	17,674	9,051	9,955	50,691	62.05%
2.01 - 3.00%	8	2,141	6,265	21,025	29,439	36.03%
Total	$15,411	$19,992	$15,316	$30,980	$81,699

Borrowings

We use advances from the Federal Home Loan Bank of Pittsburgh to supplement our investable funds. At December 31, 2018, we had $91.9 million of available borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $31.4 million in advances outstanding. The following table sets forth information concerning our borrowings at the dates and for the years indicated.

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	31,375	26,416
Average balance outstanding during period:
Federal Home Loan Bank advances	28,355	25,531
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.47%	2.26%
Balance outstanding at end of period:
Federal Home Loan Bank advances	31,375	26,416
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.70%	2.17%

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets were $188.8 million as of December 31, 2018, an increase of $16.9 million, or 9.8% when compared to total assets of $172.0 million at December 31, 2017. The increase was due primarily to a $6.5 million increase in securities available for sale and an $18.0 million increase in loans - primarily commercial mortgages and commercial and industrial loans. The Bank borrowed an additional $5.0 million and added $3.7 million in deposits to fund the increase in assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.4 million, or 45.2%, to $9.0 million at December 31, 2018 from $16.5 million at December 31, 2017. The reduction in cash was due to the withdrawal of stock subscription funds held on account at SSB Bank for the purpose of purchasing SSB Bancorp, Inc. common stock in the Reorganization.

Net Loans. Net loans increased $18.0 million, or 12.8%, to $158.5 million at December 31, 2018 from $140.6 million at December 31, 2017. The change is primarily due to an increase in commercial real estate of $9.4 million, or 18.7%, to $59.5 million at December 31, 2018 from $50.1 million at December 31, 2017. Commercial and industrial loans increased $7.7 million, or 67.3%, to $19.2 million at December 31, 2018 from $11.5 million at December 31, 2017. One-to-four family mortgages remained relatively flat year over year. Consumer loans increased $1.4 million, or 34.6%, to $5.4 million at December 31, 2018 from $4.0 million at December 31, 2017.

During the year, the volumes in originations were as follows: $18.6 million in one- to four-family mortgages, an increase of $1.3 million over the $17.3 million originated in 2017; $12.0 million in commercial mortgages, a decrease of $12.8 million from the $24.8 originated in 2017; $9.0 million in construction loans, an increase of $2.6 million over the $6.4 million originated in 2017. Originations of commercial and industrial, and consumer loans increased $7.9 million as compared to the prior year.

Loans purchased during 2018 were $3.9 million in one-to-four family, a decrease of $2.8 million or 41.5% as compared to 2017; there were no commercial mortgages purchased in 2018 or 2017. Construction loans purchased were $1.9 million, a decrease of $3.6 million or 65.3% as compared to 2017. This decrease is due to our strategy to originate more loans as opposed to purchasing loans.

$12.6 million in loans that were reported as held for sale at December 31, 2016 were transferred to loans held for investment in 2017. SSB sold loans in the amount of $9.7 million, a decrease of $11.8 million or 55.0% as compared to $21.5 million in 2017. Most of the difference is due to a $6.9 million pool of seasoned loans sold in 2017.

The largest increase in our loan portfolio commercial and industrial loan portfolio. This growth reflects our strategy to invest in higher yielding adjustable rate loans to improve net margins and manage interest rate risk. We continue to sell selected, conforming 15-year and 30-year fixed rate mortgage loans to the Federal Home Loan Bank of Pittsburgh on a servicing retained basis through its mortgage purchase program.

Loans Held for Sale. There were no loans held for sale at December 31, 2018 or 2017. The loans that were held-for-sale at year end 2016 totaled $19.9 million. In June 2017, $6.9 million of one – to – four family mortgages were sold and the remaining held for sale portfolio was reclassified to held for investment. The decision to reclassify the loans as being held for investment was made as there was less demand for one-to-four family and commercial mortgage loans on the secondary market.

Available for Sale Securities. Available for sale securities decreased by approximately $6.5 million, or 246.6%, to $9.1 million at December 31, 2018 from $2.6 million at December 31, 2017. The increase is due to management efforts to increase liquidity through the purchase of available for sale securities. The increases were mostly due to a $3.3 million increase in mortgage-backed securities in government-sponsored entities and a $3.2 million increase in corporate bonds. There were slight decreases in obligations of state and political subdivisions and U.S. treasuries.

Deposits. Deposits increased $3.7 million, or 2.8%, to $136.1 million at December 31, 2018 from $132.4 million at December 31, 2017. Core deposits decreased $7.7 million, or 15.3%, to $43.0 million at December 31, 2018 from $50.7 million at December 31, 2017. The primary reason for the decrease was loss $10.1 million in Business Demand Deposits for the purpose of buying stock of SSB Bancorp in the offering completed in January 2018. Time deposits increased $11.4 million, or 14.0%, to $93.1 million at December 31, 2018 from $81.7 million at December 31, 2017. The increase in time deposits was primarily due to an increase in deposits obtained through brokers and listing services in order to fund the increase in loans and investments.

Stockholders’ Equity. Stockholders’ equity increased $8.2 or 67.8% to $20.3 million at December 31, 2018 from $12.1 million at December 31, 2017. The majority is due to $8.7 million in paid-in capital that was received as a result of the Reorganization completed in January 2018. Consolidated net Income was $380,000 for the year 2018, increasing retained earnings by 3.1%. This was partially offset by other comprehensive loss of $51,000 related to net changes in unrealized gains/losses in the available-for-sale securities portfolio as well as $837,000 in unearned employee stock ownership plan that did not exist at December 31, 2017.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Net Income. Net income decreased $209,000, or 35.4%, to $380,000 for the year ended December 31, 2018 from $589,000 for the year ended December 31, 2017. This increase was due to a $971,000 increase, or 32.2%, in noninterest expense to $4.0 million for the year ended December 31, 2018 from $3.0 million for the year ended December 31, 2017. Noninterest income dropped by $67,000, or 12.7%, to $460,000 for the year ended December 31, 2018, from $527,000 for the year ended December 31, 2017. Offsetting these effects was an increase in net interest income of $211,000, or 5.4%, to $4.1 million for the year ended December 31, 2018, from $3.9 million for the year ended December 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $795,000, or 12.8%, to $7.0 million for the year ended December 31, 2018 from $6.2 million for the year ended December 31, 2017. This increase was due to an increase of $624,000, or 10.4%, in interest on loans to $6.6 million for the year ended December 31, 2018, from $6.0 million for the year ended December 31, 2017. The increased interest is due to a $15.6 million increase in average total loans for the year ended December 31, 2018. Also, the weighted average yield on the loan portfolio was 4.41% for the year ended December 31, 2018 compared to 4.39% for the year ended December 31, 2017. Aside from loan growth, there was a $37,000 increase in income from interest-bearing deposits to $83,000 for the year ended December 31, 2018 from $46,000 for the year ended December 31, 2017. There was also a $143,000 increase in income from investment securities to $286,000 for the year ended December 31, 2018 from $144,000 for the year ended December 31, 2017. The increase in income from investment securities is due to the increase in the average investment securities of $1.9 million to $4.9 million for the year ended December 31, 2018, from $3.0 million for the year ended December 31, 2017. The average yield of the portfolio also increased to 2.82% for the year ended December 31, 2018, from 2.14% for the year ended December 31, 2017. These increases were slightly offset by a decrease in income from certificates of deposit of $8,000 to $15,000 for the year ended December 31, 2018 from $23,000 for the year ended December 31, 2017.

Average interest-earning assets increased $19.4 million, from $146.0 million for the year ended December 31, 2017 to $165.3 million for the year ended December 31, 2018, while the yield on the interest earning-assets increased 5 basis points, from 4.20% to 4.25% when comparing the two periods.

Interest Expense. Total interest expense increased $583,000, or 25.2%, to $2.9 million for the year ended December 31, 2018 from $2.3 million for the year ended December 31, 2017. Interest expense on deposit accounts increased $427,000, or 24.1%, to $2.2 million for the year ended December 31, 2018 from $1.8 million for the year ended December 31, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits from $115.4 million for the year ended December 31, 2017 to $119.8 million for the year ended December 31, 2018; an increase of $4.4 million or 3.8%. This was accompanied by a 30 basis point increase in the weighted average cost from 1.54% to 1.84%. There was a reclassification of a business checking account type from interest-bearing demand accounts to noninterest-bearing demand accounts. At year end, the amount reclassed from interest-bearing demand to noninterest-bearing demand totaled $8.7 million.

Interest expense on Federal Home Loan Bank advances increased $156,000, or 28.7%, to $700,000 for the year ended December 31, 2018 from $544,000 for the year ended December 31, 2017. The average balance increased from $25.5 million to $28.4 million when comparing the two periods. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations and investment purchases. The cost of the advances also increased by 34 basis points from 2.13% for the year ended December 31, 2017, to 2.47% for the year ended December 31, 2018.

Net Interest Income. Net interest income increased $211,000, or 5.4%, to $4.1 million for the year ended December 31, 2018 from $3.9 million for the year ended December 31, 2017. This increase was due to an increase in our average net loans of $15.6 million to $150.4 million for the year ended December 31, 2018, from $134.8 million for year ended December 31, 2017. Average interest earning assets increased by $19.4 million when comparing the two periods, while average interest-bearing liabilities increased by only $7.2 million ($12.4 million without the reclassification noted above) over the same two periods. Offsetting this increase, the yield of interest earning assets increased by 5 basis points when comparing the two periods, while the cost of interest-bearing liabilities increased by 32 basis points over the two periods.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a provision for loan losses of $150,000 for the year ended December 31, 2018 compared to a provision of $247,000 for the year ended December 31, 2017. The decrease in the provision for the year ended December 31, 2018 was primarily due to changes in FAS 5 qualitative factors used when calculating the allowance for loan losses.

Non-Interest Income. Non-interest income decreased $67,000 to $460,000 for the year ended December 31, 2018 compared to $527,000 for the year ended December 31, 2017. Gains on the sale of loans decreased by $165,000 to $182,000 for the year ended December 31, 2018 from $348,000 for the year ended December 31, 2017. Offsetting this decrease was an increase in loan servicing fees of $47,000, or 48.4%, to $143,000 for the year ended December 31, 2018 from $97,000 for the year ended December 31, 2017, reflecting sales of loans with servicing rights retained. Earnings on bank-owned life insurance increased by $19,000 and other noninterest income increased by $34,000 further offsetting the decrease in gain on sale of loans.

Non-Interest Expense. Non-interest expense increased $970,000, or 32.2%, to $4.0 million for the year ended December 31, 2018 from $3.0 for the year ended December 31, 2017. The increase was due primarily to a $341,000 or 94.9% increase in professional fees, a $281,000 or 19.3% increase in salary and employee benefits, a 114,000 or 43.6% increase in occupancy, a $53,000 or 60.1% increase in director fees, a $51,000 or 18.0% increase in data processing a $31,000 or 24.5% increase in federal deposit insurance, a $15,000 or 27.5% increase contributions and donations, and an $85,000 increase in other noninterest expenses. Noninterest expense has been driven up by additional costs associated with the growth of the institution.

Income Taxes. The income tax provision decreased by $521,000, or 89.2%, to $63,000 for the year ended December 31, 2018 from $584,000 for the year ended December 31, 2017. The effective tax rate was 14.2% for the year ended December 31, 2018 and 49.8% for the year ended December 31, 2017. The decrease in tax expense was primarily due to the Tax Cuts and Jobs Act which caused us to write down our net deferred tax asset by $203,000 as of the enactment date of December 22, 2017, as well as lowered the federal corporate tax rate in 2018. Additionally, the decrease in net income for the year ended December 31, 2018, when compared to the year ended December 31, 2017, contributed to the decrease in income taxes.

Revision of Prior Period Financial Statements

During the 4th quarter of 2018, the Company identified and corrected an error related to its accounting treatment of accrued interest on investor sold loans and loan participations affecting 2nd and 3rd quarters of 2018. Prior period accrued interest receivable accounts were overstated at June 30, 2018, and September 30, 2018, by $140,000 and $335,000, respectively. The Company was able to identify the sources of the issues and it resulted in the Company correcting interest income and provision for income taxes for the 2nd and 3rd quarters of 2018. On the corresponding balance sheet, the Company’s accrued interest receivable and income taxes receivable was understated. The net effect was an overstatement of total assets and total liabilities and stockholders’ equity at June 30, 2018 and September 30, 2018.

The Company has evaluated the effects of this error and concluded that they are immaterial to the two quarters affected. Since the errors happened in the 2nd and 3rd quarters of 2018, the Company has revised its financial statements as of and for the six months and three months ended June 30, 2018 and as of and for the nine months and three months ended September 30, 2018. The tables below show the originally reported and revised income and balance sheet information.

	At or For the Three Months Ended June 30, 2018		At or For the Six Months Ended June 30, 2018
	As Previously Reported	As Revised	As Previously Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$1,719	$1,519	$3,288	$3,088
Total interest income	$1,799	$1,599	$3,434	$3,233
Net interest income	$1,138	$938	$2,150	$1,948
Net interest income after provision for loan losses	$1,113	$913	$2,085	$1,885
Income before income taxes	$248	$51	$305	$188
Provision for income taxes	$34	$(23)	$44	$10
Net income	$214	$74	$261	$178

Balance sheet information:
Accrued interest receivable	$612	$472	$612	$472
Other assets	$844	$908	$844	$908
Total assets	$172,583	$172,511	$172,583	$172,511
Retained earnings	$12,396	$12,313	$12,396	$12,313
Total net worth	$20,271	$16,540	$20,271	$16,540
Total liabilities and stockholders' equity	$172,583	$172,511	$172,583	$172,511

	At or For the Three Months Ended September 30, 2018		At or For the Nine Months Ended September 30, 2018
	As Previously Reported	As Revised	As Previously Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$1,818	$1,683	$5,106	$4,771
Total interest income	$1,923	$1,788	$5,356	$5,021
Net interest income	$1,167	$1,033	$3,318	$2,983
Net interest income after provision for loan losses	$1,117	$983	$3,203	$2,868
Income before income taxes	$247	$117	$552	$305
Provision for income taxes	$58	$31	$102	$40
Net income	$189	$86	$450	$264

Balance sheet information:
Accrued interest receivable	$892	$557	$892	$557
Other assets	$894	$981	$894	$981
Total assets	$183,770	$183,543	$183,770	$183,543
Retained earnings	$12,586	$12,400	$12,586	$12,400
Total net worth	$20,351	$16,570	$20,351	$16,570
Total liabilities and stockholders' equity	$183,770	$183,543	$183,770	$183,543

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

	Year Ended December 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits	$6,770	$83	1.23%	$5,176	$46	0.90%
Net Loans and Loans Held for Sale (1)(5)(6)	150,377	6,634	4.41	134,799	5,915	4.39
Investment securities	4,866	137	2.82	2,992	64	2.14
Other interest-earning assets (2)	3,306	164	4.96	2,999	103	3.43
Total interest-earning assets	165,319	7,018	4.25	145,966	6,128	4.20

Non-interest-earning assets	10,588			8,688
Total assets	$175,907			$154,654

Liabilities and equity:
Interest-bearing demand accounts	$7,211	$70	0.97	$13,717	$95	0.69
Money market accounts	14,581	200	1.37	14,374	137	0.95
Savings accounts	13,128	166	1.27	12,096	131	1.08
Certificate of deposit	84,852	1,764	2.08	75,208	1,409	1.87
Total interest-bearing deposits	119,772	2,200	1.84	115,395	1,772	1.54

Federal Home Loan Bank advances	28,355	700	2.47	25,531	544	2.13
Other interest-bearing liabilities
Total interest-bearing liabilities	148,127	2,900	1.96	140,926	2,316	1.64

Non-interest-bearing deposits	7,161			368
Other non-interest-bearing liabilities	917			1,315
Total Liabilities	156,205			142,609

Total net worth	19,702			12,045
Total liabilitites and net worth	$175,907			$154,654
Net interest income		4,118			3,812
Add: Out-of-period recoveries of loan interest (1)		-			95
Net interest income per Statements of Net Income		$4,118			$3,907
Net Interest Earning Assets (3)	$17,192			$5,040
Interest rate spread (4)			2.29%			2.56%
Net interest margin (5)			2.49%			2.61%
Average interest-earning assets to average interest-bearing liabilities			111.61%			103.58%

(1)	Included in interest on loans and loans held for sale for the years ended December 31, 2018 and 2017 are loan fees of $67,000 and $62,000, respectively. Excluded from interest on loans and loans held for sale for the years ended December 31, 2017 are recoveries of interest on an impaired loan that relate to prior periods of $95,000.
(2)	Dividends on FHLB stock are included in dividends on other interest-earning assets.
(3)	Represents total average interest-earnings assets less total average interest-bearing liabilities.
(4)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of average interest-bearing liabilities.
(5)	Represents net interest income, excluding out of period recoveries of loan interest, as a percent of average interest-earning assets.
(6)	Loans do not include the allowance for loan losses.

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

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Interest-bearing deposits	$14	$23	$37
Loans receivable	687	32	719
Investment securities	40	33	73
Other interest-earning assets	11	50	61
Total interest-earning assets	$752	$138	$890

Interest expense:
Deposits	$147	$281	$428
Federal Home Loan Bank advances	60	96	156
Total interest-bearing liabilities	$207	$377	$584

Net increase (decrease) in net interest income	$545	$(239)	$306

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2018. All estimated changes presented in the table are within the policy limits approved by our board of trustees.

		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Basis Point ("bp") Change in Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change
	(Dollars in thousands)
+400bp	$13,278	$(8,147)	(38.03)%	7.96%	(3.35)%
+300bp	14,907	(6,518)	(30.42)%	8.68%	(2.64)%
+200bp	17,067	(4,358)	(20.34)%	9.62%	(1.70)%
+100bp	19,378	(2,047)	(9.55)%	10.57%	(0.75)%
0	21,425	-	0.00%	11.32%	0.00%
-100bp	21,930	505	2.36%	11.33%	0.02%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2018, we had $9.0 million of cash and cash equivalents and we had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh with $91.9 million of available borrowing capacity.

At December 31, 2018, we had $12.6 million of loan commitments outstanding, which includes $3.7 million of undisbursed construction funds, and $6.0 million of unused lines of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of December 31, 2018 totaled $31.3 million. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at December 31, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At December 31, 2018, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.5 million.

Capital Resources. At December 31, 2018, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category. See Note 13 of the financial statements for additional information.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and unused lines of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. See Note 15 to the financial statements for additional information.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Financial Statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” under Item 7.

ITEM 8.	Financial Statements and Supplementary Data

Supplementary Data is not applicable, as SSB Bancorp, Inc. is a “smaller reporting company.”

SSB Bancorp, Inc.

PITTSBURGH, PENNSYLVANIA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

50

SSB Bancorp, Inc.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SSB Bancorp, Inc.and subsidiary (the Company) as of December 31, 2018, the related consolidated statements of net income, comprehensive income, change in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Zeno, Pockl, Lilly and Copeland, A.C.

We have served as the Company’s auditor since 2018.

Wheeling, West Virginia

March 29, 2019

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$2,428,542	$2,558,134
Interest-bearing deposits with other financial institutions	6,605,528	13,919,932
Cash and cash equivalents	9,034,070	16,478,066

Certificates of deposit	846,000	943,000
Securities available for sale	9,068,101	2,616,350
Securities held to maturity (fair value of $6,478, and $9,494, respectively)	6,394	9,797
Loans	159,654,582	141,615,982
Allowance for loan losses	(1,124,925)	(1,041,445)
Net loans	158,529,657	140,574,537
Accrued interest receivable	639,474	476,417
Federal Home Loan Bank stock, at cost	2,651,400	2,162,600
Premises and equipment, net	4,335,514	4,358,006
Bank-owned life insurance	2,429,014	2,358,519
Deferred tax asset, net	312,623	328,169
Prepaid reorganization and stock issuance costs	-	837,944
Other assets	940,098	762,086
TOTAL ASSETS	$188,792,345	$171,905,491

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,698,782	$440,871
Interest-bearing demand	8,386,431	23,167,923
Money market	16,020,446	14,597,811
Savings	12,883,970	12,524,304
Time	93,119,137	81,699,115
Total deposits	136,108,766	132,430,024

Federal Home Loan Bank advances	31,374,500	26,416,200
Advances by borrowers for taxes and insurance	685,195	688,451
Accrued interest payable	255,486	206,597
Other liabilities	49,311	52,621
TOTAL LIABILITIES	168,473,258	159,793,893

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,248,250 shares issued and outstanding at $0.01 par value	22,483	-
Paid-in capital	8,692,971	-
Retained earnings	12,515,501	12,135,085
Unearned Employee Stock Ownership Plan (ESOP)	(837,245)	-
Accumulated other comprehensive loss	(74,623)	(23,487)
TOTAL STOCKHOLDERS’ EQUITY	20,319,087	12,111,598

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$188,792,345	$171,905,491

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
	2018	2017

INTEREST INCOME
Loans, including fees	$6,634,017		$6,010,306
Interest-bearing deposits with other financial institutions	83,195		46,443
Certificates of deposit	14,783		23,189
Investment securities:	-		-
Taxable	252,895		106,867
Exempt from federal income tax	33,298		36,747
Total interest income	7,018,188		6,223,552

INTEREST EXPENSE
Deposits	2,199,932		1,772,755
Federal Home Loan Bank advances	700,026		543,722
Total interest expense	2,899,958		2,316,477

NET INTEREST INCOME	4,118,230		3,907,075
Provision for loan losses	150,000		247,042

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	3,968,230		3,660,033

NONINTEREST INCOME
Securities gains, net	-		547
Provision for loss on loans held for sale	-		-
Gain on sale of loans	182,175		347,617
Loan servicing fees	143,236		96,503
Earnings on bank-owned life insurance	70,495		51,612
Other	64,370		30,848
Total noninterest income	460,276		527,127

NONINTEREST EXPENSE
Salaries and employee benefits	1,733,102		1,452,447
Occupancy	375,251		261,360
Professional fees	700,927		359,602
Federal deposit insurance	157,500		126,500
Data processing	331,556		280,947
Director fees	139,570		86,748
Contributions and donations	71,257		55,902
Other	475,663		390,477
Total noninterest expense	3,984,826		3,013,983

Income before income taxes	443,680		1,173,177
Provision for income taxes	63,264		584,079

NET INCOME	$380,416		$589,098

EARNINGS PER COMMON SHARE
Basic	$0.18	$	N/A
Diluted	$0.18	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,162,322		N/A
Diluted	2,162,322		N/A
DIVIDENDS DECLARED PER COMMON SHARE	-	$	N/A
COMPREHENSIVE INCOME	$329,280		$616,859

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2018	2017

Net income	$380,416	$589,098
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(65,130)	42,617
Income tax effect	13,994	(14,493)

Reclassification adjustment for net securities (gains) losses recognized in income	-	(547)
Income tax effect included in provision for income taxes	-	184

Other comprehensive income (loss), net of tax	(51,136)	27,761

Total comprehensive income	$329,280	$616,859

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive loss	Total
Balance as of January 1, 2017	$-	$-	$11,542,127	$-	$(47,388)	$11,494,739

Reclassification of certain income tax effects from accumulated other comprehensive loss	-	-	3,860	-	(3,860)	-

Net income	-	-	589,098	-	-	589,098

Other comprehensive income	-	-	-	-	27,761	27,761

Balance as of January 1, 2018	-	-	12,135,085	-	(23,487)	12,111,598

Net income	-	-	380,416	-	-	380,416

Other comprehensive loss	-	-	-	-	(51,136)	(51,136)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(3,073)	-	44,065	-	40,992

Balance as of December 31, 2018	$22,483	$8,692,971	$12,515,501	$(837,245)	$(74,623)	$20,319,087

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017

OPERATING ACTIVITIES
Net income	$380,416	$589,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150,000	247,042
Depreciation	156,968	57,753
Net amortization of investment securities	19,398	11,416
Origination of loans held for sale	(9,542,543)	(14,467,060)
Proceeds from sale of loans	9,724,718	14,814,677
Gain on sale of loans	(182,175)	(347,617)
Deferred income tax provision (benefit)	(15,546)	255,291
Investment securities gains, net	-	(547)
Increase in accrued interest receivable	(163,057)	(63,362)
Decrease in accrued interest payable	48,889	39,170
Amortization of ESOP	40,992	-
Increase in bank owned life insurance	(70,495)	(51,612)
Other, net	(58,068)	(329,148)
Net cash provided by (used in) operating activities	489,497	755,101

INVESTING ACTIVITIES
Purchase of certificates of deposit	(248,000)	-
Redemption of certificates of deposit	345,000	447,000
Investment securities available for sale:
Purchases	(6,900,211)	-
Proceeds from sales	-	314,190
Proceeds from principal repayments, calls, and maturities	363,932	327,068
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	3,403	4,333
Redemption of Federal Home Loan Bank stock	182,000	254,000
Purchase of Federal Home Loan Bank stock	(670,800)	(1,067,300)
Purchases of loans	(5,841,464)	(12,213,156)
Increase in loans receivable, net	(12,341,824)	(11,854,375)
Proceeds from sale of portfolio loans	-	6,934,868
Proceeds from sale of other real estate owned	-	-
Purchases of premises and equipment	(134,476)	(2,738,553)
Proceeds from sale of premise and equipment		2,000
Purchase of bank-owned life insurance	-	(750,000)
Net cash (used for) provided by investing activities	(25,242,440)	(20,339,925)

FINANCING ACTIVITIES
Increase in deposits, net	3,678,742	23,059,140
Decrease in advances by borrowers for taxes and insurance	(3,256)	(281,485)
Net proceeds from stock offering	8,718,527	-
Purchase of ESOP shares	(881,310)	-
Repayment of Federal Home Loan Bank advance	(9,291,700)	(2,000,000)
Proceeds from Federal Home Loan Bank advances	14,250,000	9,291,700
Decrease (increase) in prepaid reorgainization and stock issuance costs	837,944	(837,944)
Net cash provided by (used in) financing activities	17,308,947	29,231,411

Increase (decrease) in cash and cash equivalents	(7,443,996)	9,646,587

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,478,066	6,831,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,034,070	$16,478,066

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,851,069	$2,277,307
Income taxes	117,368	766,917

Noncash investing activities:
Loans held for sale transferred to loans held for investment	-	12,556,452

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SSB Bancorp, Inc.

SSB Bancorp, Inc. was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into a mutual holding company structure (the “Reorganization”). The Reorganization was completed effective January 24, 2018, with SSB Bank becoming the wholly-owned subsidiary of SSB Bancorp, Inc., and SSB Bancorp, Inc. becoming the majority-owned subsidiary of SSB Bancorp, MHC. In connection with the Reorganization, SSB Bancorp, Inc. sold 1,011,712 shares of common stock at an offering price of $10 per share. The common stock is quoted on the OTC Bulletin Board under the symbol “SSBP”. Also, in connection with the Reorganization, SSB Bank established an employee stock ownership plan (the “ESOP”), which purchased 88,131 shares of common stock at a price of $10 per share. In the Reorganization SSB Bancorp, Inc. also issued 1,236,538 shares of its common stock to SSB Bancorp, MHC.

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

The consolidated financial statements include the accounts of SSB Bancorp, Inc. and SSB Bank (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial information for the periods before the Reorganization on January 24, 2018 is that of SSB Bank only.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In connection with deferred tax assets, the Bank uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Bank’s net income will be reduced.

Concentrations of Credit Risk

The majority of the loans and commitments to extend credit have been granted to customers in the Pittsburgh market and surrounding communities. The Bank does not have any significant concentrations in any one industry or customer. Although the Bank has a diversified loan portfolio at December 31, 2018 and 2017, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities are classified at the time of purchase, based upon management’s intentions and ability, as securities held to maturity or securities available for sale. Debt securities, including mortgage-backed securities acquired with the intent and ability to hold to maturity are stated at cost adjusted for the amortization of premiums and accretion of discounts, which are computed using the level yield interest method and recognized as adjustments of interest income over the contractual terms of the securities. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of net worth, net of tax, until realized. Realized securities gains and losses are recognized on the trade date and computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment and Mortgage-Backed Securities (continued)

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (FHLB) the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding from the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2016, there were $6.1 million in commercial mortgage and $14.2 million in residential mortgage loans held for sale with a related valuation allowance of $371,780. In 2017, management sold $7.3 million of these loans and made a determination to transfer the remaining $12.6 million in loans as held for investment. The loans were transferred to the portfolio at fair value and the remaining valuation allowance of approximately $255,000 is being amortized into interest income utilizing the effective interest method. There were no loans held for sale as of December 31, 2018 or 2017.

In addition, management sells certain fixed-rate residential mortgage loans periodically through the FHLB’s Mortgage Partnership Finance Program. There were no loans held for sale outstanding under this program as of December 31, 2018 or 2017.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and as adjusted for third-party loan acquisition costs, deferred origination fees and costs, and discounts on loans previously held for sale. Beginning in 2017, the Bank began deferring all loan origination fees and costs. Prior to 2017, loan origination fees and costs are generally recognized as incurred and were not material for the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Allowance for Loan Losses (continued)

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

Impaired loans are those for which it is probable the Bank will not be able to collect scheduled payments when due according to the contractual terms of the loan agreement. The Bank individually evaluates such loans for impairment and does not aggregate them by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Bank may choose to classify a loan as impaired due to payment delinquency or uncertain collectability while not placing the loan on nonaccrual. Factors considered by management in determining impairment include payment status and the financial condition of the borrower. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral net of estimated selling costs, if applicable, and the recorded amount of the loans.

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

Large groups of smaller-balance homogenous loans are collectively evaluated for impairment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Allowance for Loan Losses (continued)

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

One-to-four family residential real estate – All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. To a lesser extent, the Bank originates construction loans on residential properties, which have an increased risk attributable to possible construction delays or costs over-runs.

Commercial real estate – Loans in this segment are primarily income-producing properties in the Pittsburgh area. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management continually monitors the cash flows of these loans.

Commercial and industrial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

Consumer and HELOC – Loans in this segment are generally unsecured except for home equity lines of credit, which are secured by residential real estate. Repayment on unsecured consumer loans is dependent on the credit quality of the individual borrower.

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

Management’s assessment of historical loss experience is used as the basis for the general reserve component. Certain qualitative factors are then added to adjust the historical allocation percentage to get the total factor to be applied to performing loans. The following qualitative factors are analyzed:

●	Quality of lending policies and procedures and other credit quality indicators
●	Levels of and trends in delinquencies
●	Trends in volume and terms
●	Trends in credit quality ratings
●	Changes in management and lending staff
●	Economic trends
●	Concentrations of credit

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at fair value, less estimated costs to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine whether a partial charge-off of the loan balance is necessary. After transfer to other real estate owned, any subsequent write-downs are charged against other operating expenses. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. As of December 31, 2018 and 2017, included with other assets are $138,100, and $59,932, respectively, of property from one-to-four family residential mortgages that were foreclosed on. As of December 31, 2018, there were no foreclosures in process for residential real estate. Additionally, foreclosure proceedings have started on one additional one-to-four family residential mortgage with a balance of $76,552.

Mortgage Servicing Rights (MSRs)

The Bank recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans. The Bank initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income. The Bank amortizes these assets on a straight-line basis over the estimated life of the loan which does not differ materially from the proportional amortization method. The Bank performs a periodic review for impairment in the carrying value of mortgage servicing rights. Any impairment is recognized through a valuation allowance with a corresponding charge in the statements of net income.

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

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance policies by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies, as well as proceeds received in excess of cash surrender values, are included in other income in the statement of net income, and are not subject to income taxes.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On February 14, 2018, the Financial Accounting Standards Board (FASB) finalized Accounting Standards Update (ASU) 2018-02 - Income Statement Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated other Comprehensive Income. This accounting standard allows companies to reclassify the “stranded” tax effects in accumulated other comprehensive income that resulted from the Tax Cuts and Jobs Act, which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws, to retained earnings.

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

Advertising Costs

Advertising costs are expensed as incurred. When applicable, a contract is amortized over its term.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, but only for annual reporting periods beginning after December 15, 2016. The Update is not expected to have a significant impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are outside the scope of the guidance.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Update is not expected to have a significant impact on the Company’s consolidated financial statements. As of December 31, 2018, the Company had no contractual lease payments under operating lease agreements based on current guidance.

Reclassification of Certain Accounts

Certain deposit account types have been reclassified as of December 31, 2018. The amount reclassified from interest-bearing demand deposits to noninterest-bearing demand deposits totaled $8.7 million. The reclassification is for presentation purposes and does not impact earnings.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public business entities that do not meet the definition of an SEC filer, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Bank expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Company is currently in the early stages of implementing processes to comply with the requirements of the Update.

In March 2017, the FASB issued ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides the option to reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017. ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate. The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 34.0 percent and the newly enacted corporate income tax rate of 21.0 percent. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued. The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Bank chose to early adopt the new standard for the year ended December 31, 2017, as allowed. The amount of the reclassification for the Bank was $3,860, as shown in the Company’s consolidated statement of changes in stockholders’ equity.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities in government-sponsored entities	$3,883,220	$495	$(18,635)	$3,865,080
Obligations of state and political subdivisions	1,540,053	153	(38,244)	1,501,962
Corporate bonds	3,547,246	-	(38,511)	3,508,735
U.S. treasury securities	192,443	5	(124)	192,324
Total	$9,162,962	$653	$(95,514)	$9,068,101

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities in government-sponsored entities	$524,873	$-	$(5,615)	$519,258
Obligations of state and political subdivisions	1,626,608	852	(27,582)	1,599,878
Corporate bonds	300,952	1,399	(453)	301,898
U.S. treasury securities	193,647	1,669	-	195,316
Total	$2,646,080	$3,920	$(33,650)	$2,616,350

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

	December 31, 2018
	Amortized	Fair
	Cost	Value

Due within one year or less	$422,899	$422,195
Due after one year through five years	2,658,432	2,633,090
Due after five years through ten years	2,263,017	2,212,837
Due after ten years	3,818,614	3,799,979
Total	$9,162,962	$9,068,101

In 2017, proceeds from sales of investment securities available for sale were $314,190 with a gross realized gain of $547. There were no sales of investment securities in 2018.

4.	SECURITIES HELD TO MATURITY

The amortized cost and fair values of securities held to maturity are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$6,394	$84	$-	$6,478
Total	$6,394	$84	$-	$6,478

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$9,797	$-	$(303)	$9,494
Total	$9,797	$-	$(303)	$9,494

The amortized cost and fair value of mortgage-backed securities held to maturity at December 31, 2018, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than a year to 9 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, actual lives of these securities could be significantly shorter.

	December 31, 2018
	Amortized	Fair
	Cost	Value

Due within one year or less	$18	$18
Due after one year through five years	4,879	4,913
Due after five years through nine years	1,497	1,547

Total	$6,394	$6,478

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Bank’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. treasury securities	$159,275	$(124)	$-	$-	$159,275	$(124)
Mortgage-backed securities in government-sponsored entities	3,458,555	(7,806)	341,423	(10,829)	3,799,978	(18,635)
Obligations of state and political subdivisions	55,708	(34)	1,397,740	(38,210)	1,453,448	(38,244)
Corporate bonds	3,309,271	(37,959)	199,464	(552)	3,508,735	(38,511)
Total	$6,982,809	$(45,923)	$1,938,627	$(49,591)	$8,921,436	$(95,514)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$519,258	$(5,615)	$9,494	$(303)	$528,752	$(5,918)
Obligations of state and political subdivisions	1,044,275	(7,238)	405,521	(20,344)	1,449,796	(27,582)
Corporate bonds	199,898	(453)	-	-	199,898	(453)

Total	$1,763,431	$(13,306)	$415,015	$(20,647)	$2,178,446	$(33,953)

Management reviews the Bank’s securities positions quarterly. There were 25 investments that were temporarily impaired as of December 31, 2018, with aggregate depreciation of less than 2 percent from the Bank’s amortized cost basis. At December 31, 2018, the declines outlined in the above table represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Bank has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period.

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	December 31,	December 31,
	2018	2017

Mortgage loans:
One-to-four family	$75,520,850	$75,858,226
Commercial	59,494,384	50,122,058
	135,015,234	125,980,284

Commercial and industrial	19,166,207	11,455,554
Consumer	5,404,216	4,014,258
	159,585,657	141,450,096

Third-party loan acquisition and other net origination costs	268,101	385,883
Discount on loans previously held for sale	(199,176)	(219,997)
Allowance for loan losses	(1,124,925)	(1,041,445)

Total	$158,529,657	$140,574,537

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies. Included in consumer loans is $3,552,786 and $2,165,745 of home equity lines of credit as of December 31, 2018 and 2017, respectively.

During the normal course of business, the Bank may transfer a portion of a loan as a participation loan, in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank transferred $7,508,671 and $8,129,670 in participation loans, as of December 31, 2018 and 2017, respectively, to other financial institutions. As of December 31, 2018 and 2017, all of these loans were being serviced by the Bank.

In the ordinary course of business, loans are extended to directors, principal officers, and their affiliates. In management’s opinion, all of these loans are substantially on the same terms and conditions as loans to other individuals and businesses of comparable credit worthiness. A summary of loan activity for these principal officers, directors, and their affiliates, is as follows:

	Years Ended December 31,
	2018	2017

Balance, beginning of year	$917,968	$1,312,925
Additions	484,223	50,226
Repayments	(271,801)	(445,183)
Balance, end of year	$1,130,390	$917,968

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses:

Year ended December 31, 2018:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	(9,270)	(40,821)	(66,520)
Recoveries	-	-	-	-	-
Provision (credit)	(74,878)	10,365	192,137	22,376	150,000
Ending balance	$422,539	$393,900	$263,721	$44,765	$1,124,925

Year ended December 31, 2017:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	(26,336)	(26,336)
Recoveries	-	-	-	-	-
Provision (credit)	15,436	154,772	21,415	55,419	247,042
Ending balance	$513,846	$383,535	$80,854	$63,210	$1,041,445

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the composition of the allowance for loan losses as of December 31, 2018 and 2017, by loan class and segregated by those loans that deemed impaired and those that are not deemed impaired:

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2018
Allowance for loan losses:
Loans deemed impaired	$28,136	$-	$-	$-	$28,136

Loans not deemed impaired	394,403	393,900	263,721	44,765	1,096,789

Ending Balance	$422,539	$393,900	$263,721	$44,765	$1,124,925

December 31, 2018
Loans:
Loans deemed impaired	$2,486,210	$1,768,845	$155,660	$1,195	$4,411,910

Loans not deemed impaired	73,034,640	57,725,539	19,010,547	5,403,021	155,173,747

Ending Balance	$75,520,850	$59,494,384	$19,166,207	$5,404,216	$159,585,657

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2017
Allowance for loan losses:
Loans deemed impaired	$23,870	$-	$-	$-	$23,870

Loans not deemed impaired	489,976	383,535	80,854	63,210	1,017,575

Ending Balance	$513,846	$383,535	$80,854	$63,210	$1,041,445

December 31, 2017
Loans:
Loans deemed impaired	$2,508,658	$1,122,740	$8,251	$29,245	$3,668,894

Loans not deemed impaired	73,349,568	48,999,318	11,447,303	3,985,013	137,781,202

Ending Balance	$75,858,226	$50,122,058	$11,455,554	$4,014,258	$141,450,096

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the recorded investment of impaired loans by class as of December 31, 2018 and 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,211,525	$2,211,525	$-	$2,356,007	$2,356,007	$-
Commercial	1,768,845	1,768,845	-	1,122,740	1,122,740	-
Commercial and Industrial	155,660	155,660	-	8,251	8,251	-
Consumer and HELOC	1,195	1,195	-	29,245	29,245	-

With an allowance recorded:
Mortgage loans:
One-to-four family	274,685	274,685	28,136	152,651	152,651	23,870
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	2,486,210	2,486,210	28,136	2,508,658	2,508,658	23,870
Commercial	1,768,845	1,768,845	-	1,122,740	1,122,740	-
Commercial and Industrial	155,660	155,660	-	8,251	8,251	-
Consumer and HELOC	1,195	1,195	-	29,245	29,245	-

Total	$4,411,910	$4,411,910	$28,136	$3,668,894	$3,668,894	$23,870

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables presents the average recorded investment and interest income recognized for impaired loans by class for the years ended December 31, 2018 and 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,978,510	$13,292	$2,009,563	$25,968
Commercial	1,335,330	14,372	277,799	1,000
Commercial and industrial	116,534	-	2,292	-
Consumer and HELOC	30,502	540	42,352	-

With an allowance recorded:
Mortgage loans:
One-to-four family	356,259	8,844	156,754	4,444
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	2,334,769	22,136	2,166,317	30,412
Commercial	1,335,330	14,372	277,799	1,000
Commercial and industrial	116,534	-	2,292	-
Consumer and HELOC	30,502	540	42,352	-

Total	$3,817,135	$37,048	$2,488,760	$31,412

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing

Mortgage loans:
One-to-four family	$305,412	624,784	1,701,044	2,631,240	$72,889,610	$75,520,850	$-
Commercial	-	-	1,094,376	1,094,376	58,400,008	59,494,384	-
Commercial and industrial	-	-	155,660	155,660	19,010,547	19,166,207	-
Consumer and HELOC	-	-	1,195	1,195	5,403,021	5,404,216	-
Total	$305,412	$624,784	$2,952,275	$3,882,471	$155,703,186	$159,585,657	$-

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Das or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing

Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$-
Commercial	656,640	-	1,122,740	1,779,380	48,342,678	50,122,058	-
Commercial and industrial	301,783	-	8,251	310,034	11,145,520	11,455,554	-
Consumer and HELOC	662	14,386	29,245	44,293	3,969,965	4,014,258	-
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,113	$141,450,096	$-

The following table presents the loans on nonaccrual status, by class:

	December 31,	December 31,
	2018	2017

Mortgage loans:
One-to-four family	$2,302,267	$2,108,086
Commercial	1,094,376	1,122,740
Commercial and industrial	155,660	8,251
Consumer and HELOC	1,195	29,245
Total	$3,553,498	$3,268,322

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

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

●	Loans rated 1, 2, 3, 4 and 5: Loans in these categories are considered “pass” rated loans with low to average risk.

●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

The risk category of loans by class of loans is as follows:

	December 31, 2018		December 31, 2017
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$57,773,482	$15,028,078	$48,764,928	$11,434,756
Loans rated 6	-	3,982,469	234,390	20,798
Loans rated 7	1,720,902	155,660	1,122,740	-
Total	$59,494,384	$19,166,207	$50,122,058	$11,455,554

There were no loans classified as doubtful or loss at December 31, 2018 or 2017.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

For one-to-four family mortgage and consumer loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by classes of the loan portfolio based on payment performance:

	December 31, 2018		December 31, 2017
	Mortgage One-to-Four Family	Consumer and HELOC	Mortgage One-to-Four Family	Consumer and HELOC

Performing	$73,218,583	$5,403,021	$73,750,140	$3,985,013
Nonperforming	2,302,267	1,195	2,108,086	29,245
Total	$75,520,850	$5,404,216	$75,858,226	$4,014,258

Troubled Debt Restructurings

During the year ended December 31, 2018, the Bank modified three loans as troubled debt restructurings. The three loans were comprised of one one-to-four family mortgage and two commercial mortgages. The one-to-four family mortgage has a balance of $145,279 as of December 31, 2018. It had a pre- and post-modification balance of $146,053 and the concession granted by the Bank was an extension of the maturity date. This loan defaulted in the current reporting period. The two commercial mortgages have an aggregate balance of $674,468 as of December 31, 2018. They had an aggregate pre- and post-modification balance of $678,263 and the concessions granted by the Bank, in both cases, was an extended interest-only period Troubled debt restructurings totaled $1.9 million at December 31, 2018.

During the year ended December 31, 2017, the Bank modified three loans as troubled debt restructurings. In each of these instances, the pre- and post-modified balances were the same. The concession granted by the Bank was an extension of the maturity date for all three of the loans noted. Troubled debt restructurings totaled $1.4 million at December 31, 2017.

As of December 31, 2018 and 2017, the Bank allocated $1,980 and $23,870, respectively, within the allowance for loan losses to loans modified as troubled debt restructurings.

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2018	2017

Land	$678,000	$678,000
Buildings	3,924,853	3,568,436
Furniture and equipment	932,353	1,154,295
	5,535,206	5,400,731
Accumulated depreciation	(1,199,692)	(1,042,725)

Total	$4,335,514	$4,358,006

Depreciation expense on premises and equipment was $156,968 and $57,573 for the years ended December 31, 2018 and 2017, respectively.

9.	DEPOSITS

Time deposits include certificates of deposit and other time deposits in denominations of $250,000 or greater aggregating to $13.9 million and $11.6 million at December 31, 2018 and 2017, respectively. The aggregate maturities of time deposits in years 2019 through 2023 and thereafter are as follows at December 31, 2018:

2019	$31,261,950
2020	20,733,210
2021	12,015,017
2022	9,940,388
2023	3,891,657
Thereafter	15,276,915
$93,119,137

Brokered certificates of deposits amounted to $30.7 million and $21.8 million at December 31, 2018, and 2017, respectively.

10.	BORROWINGS

Pursuant to collateral agreements with the FHLB advances are secured by all stock in the FHLB and a blanket lien on qualifying first mortgage loans. The Bank had a maximum borrowing capacity of $91,876,000 as of December 31 2018. The following table shows the Bank’s fixed rate FHLB borrowings:

	December 31, 2018
		Weighted-
Maturing in	Amount	Average Rate

2019	$6,250,000	2.49%
2020	7,124,500	2.37
2021	8,000,000	2.87
2025 and thereafter	10,000,000	2.93
Total	$31,374,500	2.70%

	December 31, 2017
		Weighted-
Maturing in	Amount	Average Rate

2018	$9,291,700	1.40%
2019	2,000,000	2.01
2020	5,124,500	2.16
2023 and thereafter	10,000,000	2.93
Total	$26,416,200	2.17%

11.	INCOME TAXES

Income tax expense is summarized as follows:

	Years Ended December 31,
	2018	2017

Currently payable:
Federal	$32,408	$313,857
State	1,317	14,931
	33,725	328,788

Deferred:
Change in federal corporate tax rate	-	203,152
Federal	29,539	52,139
	29,539	255,291

Total	$63,264	$584,079

11.	INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$236,234	$221,155
Premises and equipment	-	1,590
Accrued interest payable	53,652	43,385
Nonaccrual loan interest	74,936	58,311
Write-down on loans held for sale	41,827	46,199
Net unrealized loss on securities	20,237	6,244
Gross deferred tax assets	426,886	376,884

Deferred tax liabilities:
Mortgage servicing rights	(49,212)	(48,715)
Premises and equipment	(57,754)	-
Other	(7,297)	-
Gross deferred tax liabilities	(114,263)	(48,715)
Net deferred tax asset	$312,623	$328,169

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the Bank’s federal corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. As a result, the carrying value of the net deferred tax asset was reduced and income tax expense increased by $203,152 for the year ended December 31, 2017.

No valuation allowance was established at December 31, 2018 and 2017, in view of the Bank’s ability to recover taxes paid in previous years, to execute certain tax strategies and to anticipate future taxable income as evidenced by the Bank’s earnings potential.

Reconciliations of the federal statutory rate to the Bank’s effective income tax rate are as follows:

	Years Ended December 31,
	2018		2017
		% of		% of
	Amount	Pretax Income	Amount	Pretax Income

Provision of statutory rate	$93,208	21.0%	$398,879	34.0%
Tax-exempt interest	(6,993)	(1.6)	(12,494)	(1.1)
State income tax	1,040	0.2	7,815	0.7
Change in corporate tax rate	-	-	203,152	17.3
Other, net	(23,991)	(5.4)	(13,273)	(1.1)
Actual tax expense and effective rate	$63,264	14.2%	$584,079	49.8%

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

11.	INCOME TAXES (Continued)

knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company did not have any uncertain tax positions at December 31, 2018 or 2017 which would have required accrual or disclosure. The Bank records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2018 and 2017.

The Bank’s income tax returns are subject to review and examination by federal and state taxing authorities. With few exceptions, the Bank is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2015.

12.	EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization effective on January 24, 2018. All employees who are not union employees, leased employees, or non-resident alien employees are eligible. As of December 31, 2018, all employees were eligible. Eligible employees become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service, or earlier, upon death, disability or attainment of normal retirement age.

The ESOP purchased 88,131 shares of SSB Bancorp common stock, which was funded by a loan from SSB Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the year ended December 31, 2018, the Company recognized $40,992 in compensation expense.

13.	REGULATORY CAPITAL REQUIREMENTS

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

The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum total capital ratio of 8%, and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer was 1.25% as of December 31, 2017, increased to 1.875% on January 1, 2018, and increased to 2.5% on January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.

13.	REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31 2018 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

	December 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,393,710	14.22%	$12,135,085	9.47%
For capital adequacy purposes	6,453,270	4.50	5,718,465	4.50
To be well capitalized	9,321,390	6.50	8,325,005	6.50

Tier 1 capital
(to risk-weighted assets)
Actual	$20,393,710	14.22%	$12,135,085	9.47%
For capital adequacy purposes	8,604,360	6.00	7,684,620	6.00
To be well capitalized	11,472,480	8.00	10,246,160	8.00

Total capital
(to risk-weighted assets)
Actual	$21,518,635	15.01%	$13,176,530	10.29%
For capital adequacy purposes	11,472,480	8.00	10,246,160	8.00
To be well capitalized	14,340,600	10.00	12,807,700	10.00

Tier 1 capital
(to average assets)
Actual	$20,393,710	11.59%	$12,135,085	7.85%
For capital adequacy purposes	7,036,287	4.00	6,186,160	4.00
To be well capitalized	8,795,358	5.00	7,732,700	5.00

14.	EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan that covers substantially all employees. The plan provides for employer-matching contributions on employee contributions of up to 3 percent of compensation, plus 50 percent matching up to the next 2 percent of compensation. The Bank paid required employer-matching contributions of $52,608 and $37,686 for the years ended December 31, 2018 and 2017, respectively.

15.	COMMITMENTS

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

Off-balance sheet commitments consisted of the following:

	December 31,
	2018	2017
Commitments to extend credit	$2,736,500	$12,123,427
Construction unadvanced funds	3,711,319	4,110,849
Unused lines of credit	8,186,512	3,608,851

	$14,634,331	$19,843,127

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

The Bank incurred $2,736 and $69,488 in rent expense in 2018 and 2017, respectively, which is included in occupancy expense on the statements of net income. The decrease is due to the lease of 8150 Perry Highway ending in January 2018.

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

16.	FAIR VALUE MEASUREMENTS

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At December 31, 2018 and 2017, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. No liabilities were reported at fair value on a recurring basis.

	December 31, 2018
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,865,080	$-	$3,865,080
Obligations of state and political subdivisions	-	1,501,962	-	1,501,962
Corporate bonds	-	3,508,735	-	3,508,735
U.S. treasury securities	192,324	-	-	192,324
Mortgage servicing rights	-	-	234,344	234,344
Impaired loans with reserve	-	-	246,549	246,549

	December 31, 2017
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$519,258	$-	$519,258
Obligations of state and political subdivisions	-	1,599,878	-	1,599,878
Corporate bonds	-	301,898	-	301,898
U.S. treasury securities	195,316	-	-	195,316
Mortgage servicing rights	-	-	231,977	231,977
Impaired loans with reserve	-	-	112,139	112,139

16.	FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2018
	Level I	Level II	Level III	Total
Fair value measurements
on a nonrecurring basis:
Other real estate owned	$-	$-	$138,100	$138,100

	December 31, 2017
	Level I	Level II	Level III	Total
Fair value measurements
on a nonrecurring basis:
Other real estate owned	$-	$-	$59,932	$59,932

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

Other Real Estate Owned

Other real estate owned (OREO) is measured at fair value, less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at fair value, less estimated cost to sell. Income and expense from operations and changes in valuation allowance are included in other noninterest expense.

The following tables present information related to the assets measured on a nonrecurring basis on the balance sheets at their fair value as of December 31, 2018 and 2017, respectively, by level within the fair value hierarchy. No liabilities were measured at fair value on a nonrecurring basis.

16.	FAIR VALUE MEASUREMENTS (Continued)

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques at December 31, 2018 and 2017:

	Fair Value at December 31,		Valuation	Range (Weighted
	2018	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$138,100	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	246,549	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	234,344	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.69%)

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2017	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	112,139	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	231,977	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67%)

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2018
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$9,034,070	$9,034,070	$9,034,070	$-	$-
Certificates of deposit	846,000	837,828	-	837,828	-
Investment securities:
Available for sale	9,068,101	9,068,101	192,324	8,875,777	-
Held to maturity	6,394	6,478	-	6,478	-
Loans, net	158,529,657	159,275,657	-	-	159,275,657
Accrued interest receivable	639,474	639,474	-	639,474	-
FHLB Stock	2,651,400	2,651,400	-	-	2,651,400

Financial liabilities:
Deposits	136,108,766	134,639,766	42,989,629	-	91,650,137
FHLB advances	31,374,500	31,242,500	-	31,242,500	-
Accrued interest payable	255,486	255,486	-	255,486	-

	December 31, 2017
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$-	$-
Certificates of deposit	943,000	946,497	-	946,497	-
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	-
Held to maturity	9,797	9,494	-	9,494	-
Loans, net	140,574,537	139,784,862	-	-	139,784,862
Accrued interest receivable	476,417	476,417	-	476,417	-
FHLB Stock	2,162,600	2,162,600	-	-	2,162,600

Financial liabilities:
Deposits	132,430,024	132,189,024	50,730,909	-	81,458,115
FHLB advances	26,416,200	25,602,500	-	25,602,500	-
Accrued interest payable	206,597	206,597	-	206,597	-

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

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Commitments

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 15.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Year ended December 31,
	2018	2017
Accumulated other comprehensive income (loss), beginning of period	$(23,487)	$(47,388)
Other comprehensive income (loss) on securities before reclassification, net of tax	(51,136)	28,124
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	(363)
Net other comprehensive income (loss)	(51,136)	27,761
Reclassification of certain income tax effects from accumulated other comprehensive loss		(3,860)
Accumulated other comprehensive income (loss), end of period	$(74,623)	$(23,487)

19.	LEGAL PROCEEDINGS

The Bank is involved in certain claims and legal actions arising in the ordinary course of business. The outcome of these claims and actions is not presently determinable; however, the opinion of the Bank’s management, after consulting legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial statements.

20.	EARNINGS PER SHARE

Earnings per common share for the year ended December 31, 2018 are presented in the following table:

Year ended
December 31, 2018
Net Income	$380,416

Shares outstanding for basic EPS:
Average shares outstanding	2,248,250
Less: Average unearned ESOP shares	85,928
2,162,322
Additional dilutive shares	-

Shares oustanding for basic and diluted EPS	2,162,322

Basic and diluted income per share	$0.18

21.	SUBSEQUENT EVENTS

The Company has assessed events occurring subsequent to December 31, 2018, through March 29, 2019, for potential recognition and disclosure in the financial statements. No events have occurred that would require adjustment to, or disclosure in, the financial statements which were available to be issued on March 29, 2019.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses disclosed below under “Management’s Annual Report on Effectiveness of Internal Control Over Financial Reporting.”

Management’s Annual Report on Effectiveness of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2018 is not effective because of the material weaknesses disclosed below. Disclosed below are the remediation efforts regarding material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others. With the oversight and participation of senior management, including our principal executive officer and principal financial officer, we have taken steps to remediate the underlying causes of these material weaknesses as follows:

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

Recognition of interest income on sold and participated loans – We have created a contra-asset account to offset the daily accrual of interest income on sold and participated loans. We are also addressing with our core processor identified deficiencies related to report production inaccuracies and have agreed to utilize an upgraded application starting in May 2019. Until resolved to our satisfaction or until we change core processing applications, all fields and accrual information will be monitored monthly and documented within our financial reporting package.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on management’s report on internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no other changes made in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

SSB Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on SSB Bancorp, Inc.’s website at www.ssbpgh.com under “Info – Investor Relations.”

The information contained under the sections captioned “Item 1 – Election of Directors” in SSB Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “ Item 1 – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

As of December 31, 2018, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of SSB Bancorp, Inc. are authorized for issuance.

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

Management of SSB Bancorp, Inc.knows of no arrangements, including any pledge by any person of securities of SSB Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Item 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of SSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
3.2	Bylaws of SSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
4	Form of Common Stock Certificate of SSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
10.1	Employment Agreement by and between SSB Bank and J. Daniel Moon, IV (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017) †
10.2	Employment Agreement by and between SSB Bank and Jennifer Harris (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)†
10.3	Employment Agreement by and between SSB Bank and Benjamin Contrucci †
21	Subsidiaries of Registrant
31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
34	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Changes in Net Worth, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

†	Management contract or compensation plan or arrangement.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSB BANCORP, INC.

Date: March 29, 2019	By:	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: March 29, 2019	By:	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. Daniel Moon, IV	President, Chief Executive	March 29, 2019
J. Daniel Moon, IV	Officer, and Director

/s/ Kenneth J. Broadbent	Director	March 29, 2019
Kenneth J. Broadbent

/s/ David H. Docchio, Jr.	Director	March 29, 2019
David H. Docchio, Jr.

/s/ Gretchen Givens Generett	Director	March 29, 2019
Gretchen Givens Generett

/s/ Mark C. Joseph	Director	March 29, 2019
Mark C. Joseph

/s/ Bernie M. Simons	Director (Chairman of the Board)	March 29, 2019
Bernie M. Simons

