Form 10-Q
period 2019-03-31
SSB Bancorp, Inc.
filed 2019-05-13
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES [  ] NO [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

As of May 13, 2019, there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$2,315,615	$2,428,542
Interest-bearing deposits with other financial institutions	18,020,415	6,605,528
Cash and cash equivalents	20,336,030	9,034,070

Certificates of deposit	1,245,000	846,000
Securities available for sale	8,709,848	9,068,101
Securities held to maturity (fair value of $5,808, and $6,478, respectively)	5,743	6,394
Loans	155,021,747	159,654,582
Allowance for loan losses	(1,119,225)	(1,124,925)
Net loans	153,902,522	158,529,657
Accrued interest receivable	662,147	639,474
Federal Home Loan Bank stock, at cost	2,715,700	2,651,400
Premises and equipment, net	4,341,183	4,335,514
Bank-owned life insurance	2,445,134	2,429,014
Deferred tax asset, net	283,803	312,623
Prepaid reorganization and stock issuance costs	-	-
Other assets	940,081	940,098
TOTAL ASSETS	$195,587,191	$188,792,345

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,769,171	$5,698,782
Interest-bearing demand	9,019,635	8,386,431
Money market	18,610,278	16,020,446
Savings	13,921,975	12,883,970
Time	95,212,834	93,119,137
Total deposits	142,533,893	136,108,766

Federal Home Loan Bank advances	31,374,500	31,374,500
Advances by borrowers for taxes and insurance	796,446	685,195
Accrued interest payable	258,091	255,486
Other liabilities	73,442	49,311
TOTAL LIABILITIES	175,036,372	168,473,258

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,248,250 shares issued and outstanding at $0.01 par value	22,483	22,483
Paid-in capital	8,692,555	8,692,971
Retained earnings	12,628,214	12,515,501
Unearned Employee Stock Ownership Plan (ESOP)	(826,229)	(837,245)
Accumulated other comprehensive gain (loss)	33,796	(74,623)
TOTAL STOCKHOLDERS’ EQUITY	20,550,819	20,319,087

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$195,587,191	$188,792,345

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended March 31,
	2019	2018
	(unaudited)
INTEREST INCOME
Loans, including fees	$1,832,246		$1,568,981
Interest-bearing deposits with other financial institutions	65,334		11,879
Certificates of deposit	4,317		3,270
Investment securities:	-		-
Taxable	109,164		42,147
Exempt from federal income tax	8,233		8,585
Total interest income	2,019,294		1,634,862

INTEREST EXPENSE
Deposits	709,108		469,038
Federal Home Loan Bank advances	216,640		154,053
Total interest expense	925,748		623,091

NET INTEREST INCOME	1,093,546		1,011,771
Provision for loan losses	45,500		40,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	1,048,046		971,771

NONINTEREST INCOME
Securities gains, net	5,791		-
Provision for loss on loans held for sale	-		-
Gain on sale of loans	64,631		24,020
Loan servicing fees	39,414		34,720
Earnings on bank-owned life insurance	16,120		17,432
Other	13,322		15,582
Total noninterest income	139,278		91,754

NONINTEREST EXPENSE
Salaries and employee benefits	462,627		375,533
Occupancy	100,352		91,061
Professional fees	132,675		249,197
Federal deposit insurance	49,000		45,000
Data processing	96,342		77,073
Director fees	32,494		32,494
Contributions and donations	17,519		16,300
Other	150,315		119,546
Total noninterest expense	1,041,324		1,006,204

Income before income taxes	146,000		57,321
Provision for income taxes	33,287		10,071

NET INCOME	$112,713		$47,250

EARNINGS PER COMMON SHARE
Basic	$0.05	$	N/A
Diluted	$0.05	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,165,076		N/A
Diluted	2,165,076		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-	$	N/A
COMPREHENSIVE INCOME	$221,132		$24,401

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2019	2018
	(unaudited)

Net income	$112,713	$47,250
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	143,030	(28,922)
Income tax effect	(30,036)	6,073

Reclassification adjustment for net securities gains recognized in income	(5,791)	-
Income tax effect included in provision for income taxes	1,216	-

Other comprehensive income (loss), net of tax	108,419	(22,849)

Total comprehensive income	$221,132	$24,401

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive loss	Total
Balance as of January 1, 2018	$-	$-	$12,135,085	$-	$(23,487)	$12,111,598

Net income	-	-	380,416	-	-	380,416

Other comprehensive loss	-	-	-	-	(51,136)	(51,136)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(3,073)	-	44,065	-	40,992

Balance as of January 1, 2019	22,483	8,692,971	12,515,501	(837,245)	(74,623)	20,319,087

Net income	-	-	112,713	-	-	112,713

Other comprehensive income	-	-	-	-	108,419	108,419

Refund on offering expenses	-	1,005	-	-	-	1,005

Amortizaton of ESOP	-	(1,421)	-	11,016	-	9,595

Balance as of March 31, 2019	$22,483	$8,692,555	$12,628,214	$(826,229)	$33,796	$20,550,819

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2019	2018

OPERATING ACTIVITIES
Net income	$112,713	$47,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,500	40,000
Depreciation	41,025	36,258
Net amortization of investment securities	6,622	1,958
Loss on sale of portfolio loans	12,178	-
Origination of loans held for sale	(3,255,550)	(1,763,700)
Proceeds from sale of loans	3,332,359	1,787,720
Gain on sale of loans	(76,809)	(24,020)
Deferred income tax provision	-	6,074
Gain on sale of investments	(5,791)	-
Increase in accrued interest receivable	(22,673)	(36,788)
Increase (decrease) in accrued interest payable	2,605	(3,246)
Amortization of ESOP	9,595	-
Increase in bank owned life insurance	(16,120)	(17,432)
Other, net	24,148	783,022
Net cash provided by (used in) operating activities	209,802	857,096

INVESTING ACTIVITIES
Purchase of certificates of deposit	(747,000)	-
Redemption of certificates of deposit	348,000	100,000
Investment securities available for sale:
Proceeds from sales	254,377	-
Proceeds from principal repayments, calls, and maturities	240,284	72,093
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	651	984
Redemption of Federal Home Loan Bank stock	5,000	4,500
Purchase of Federal Home Loan Bank stock	(69,300)	(66,500)
Purchases of loans	(382,000)	(2,026,514)
Decrease (increase) in loans receivable, net	1,381,930	(858,107)
Proceeds from sale of portfolio loans	3,569,527	-
Purchases of premises and equipment	(46,694)	(46,741)
Net cash (used for) provided by investing activities	4,554,775	(2,820,285)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	6,425,127	(14,037,287)
Increase in advances by borrowers for taxes and insurance	111,251	19,125
Net proceeds from stock offering	-	7,900,968
Refund on offering expenses	1,005	-
Net cash provided by (used in) financing activities	6,537,383	(6,117,194)

Increase (decrease) in cash and cash equivalents	11,301,960	(8,080,383)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034,070	16,478,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,336,030	$8,397,683

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$923,143	$626,337
Income taxes	-	-

Noncash investing activities:
Loans held for investment transferred to loans held for sale	3,581,705	-

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SSB Bancorp, Inc.

SSB Bancorp, Inc. (the “Company”) was incorporated on August 17, 2017 to serve as the subsidiary stock holding company for SSB Bank upon the reorganization of SSB Bank into a mutual holding company structure (the “Reorganization”). The Reorganization was completed effective January 24, 2018, with SSB Bank becoming the wholly-owned subsidiary of SSB Bancorp, Inc., and SSB Bancorp, Inc. becoming the majority-owned subsidiary of SSB Bancorp, MHC. In connection with the Reorganization, the Company sold 1,011,712 shares of common stock at an offering price of $10 per share. The Company’s stock began being quoted for listing on the OTC Pink Market on January 25, 2018, under the symbol “SSBP”. Also, in connection with the Reorganization, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 88,131 shares of the Company’s common stock at a price of $10 per share. In the Reorganization, the Company also issued 1,236,538 shares of its common stock to SSB Bancorp, MHC.

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

The interim financial statements at March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period. The financial statements at December 31, 2018, are audited.

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

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of SSB Bancorp, Inc. and SSB Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial information for the periods before the Reorganization on January 24, 2018 is that of SSB Bank only.

2.	RECENT ACCOUNTING STANDARDS

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies and define an “emerging growth company.” As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company has elected to take advantage of the benefits of extended transition periods. Accordingly, the Company’s consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

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

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	March 31, 2019 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$3,736,580	$12,590	$(8,290)	$3,740,880
Obligations of state and political subdivisions	1,539,748	762	(7,176)	1,533,334
Corporate bonds	3,198,997	44,880	(244)	3,243,633
U.S. treasury securities	192,145	-	(144)	192,001
Total	$8,667,470	$58,232	$(15,854)	$8,709,848

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$3,883,220	$495	$(18,635)	$3,865,080
Obligations of state and political subdivisions	1,540,053	153	(38,244)	1,501,962
Corporate bonds	3,547,246	-	(38,511)	3,508,735
U.S. treasury securities	192,443	5	(124)	192,324
Total	$9,162,962	$653	$(95,514)	$9,068,101

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

	March 31, 2019 (unaudited)
	Amortized Cost	Fair Value

Due within one year or less	$347,634	$347,233
Due after one year through five years	3,146,476	3,184,338
Due after five years through ten years	1,495,551	1,496,983
Due after ten years	3,677,809	3,681,294
Total	$8,667,470	$8,709,848

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended March 31, 2019, there was 1 corporate bond sold with a total amortized cost of $248,584 and an associated gain on sale of $5,791. The proceeds of the sale were $254,375. For the three months ended March 31, 2018, there were no sales of investment securities available for sale.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	March 31, 2019 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$5,743	$65	$-	$5,808
Total	$5,743	$65	$-	$5,808

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities in government-sponsored entities	$6,394	$84	$-	$6,478
Total	$6,394	$84	$-	$6,478

The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging up to 9 years. Due to expected repayment terms being less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	March 31, 2019 (unaudited)
	Amortized Cost	Fair Value

Due within one year or less	$-	$-
Due after one year through five years	4,313	4,334
Due after five years through nine years	1,430	1,474

Total	$5,743	$5,808

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	March 31, 2019 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. treasury securities	$106,002	$(64)	$86,000	$(80)	$192,002	$(144)
Mortgage-backed securities in government-sponsored entities	-	-	802,705	(8,290)	802,705	(8,290)
Obligations of state and political subdivisions	30,273	(20)	1,287,048	(7,156)	1,317,321	(7,176)
Corporate bonds	-	-	99,762	(244)	99,762	(244)
Total	$136,275	$(84)	$2,275,515	$(15,770)	$2,411,790	$(15,854)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. treasury securities	$159,275	$(124)	$-	$-	$159,275	$(124)
Mortgage-backed securities in government-sponsored entities	3,458,555	(7,806)	341,423	(10,829)	3,799,978	(18,635)
Obligations of state and political subdivisions	55,708	(34)	1,397,740	(38,210)	1,453,448	(38,244)
Corporate bonds	3,309,271	(37,959)	199,464	(552)	3,508,735	(38,511)
Total	$6,982,809	$(45,923)	$1,938,627	$(49,591)	$8,921,436	$(95,514)

Management reviews the Bank’s investment positions monthly. There were 12 investments that were temporarily impaired as of March 31, 2019, with aggregate depreciation of less than 1 percent of the Bank’s amortized cost basis. There were 25 investments that were temporarily impaired as of December 31, 2018, with aggregate depreciation of less than 2 percent from the Company’s amortized cost basis. Management has asserted that at March 31, 2019 and December 31, 2018, the declines outlined in the above table represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other-than-temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Mortgage loans:
One-to-four family	$72,575,461	$75,520,850
Commercial	56,801,968	59,494,384
	129,377,429	135,015,234

Commercial and industrial	19,603,251	19,166,207
Consumer	5,984,579	5,404,216
	154,965,259	159,585,657

Third-party loan acquisition and other net origination costs	249,953	268,101
Discount on loans previously held for sale	(193,465)	(199,176)
Allowance for loan losses	(1,119,225)	(1,124,925)

Total	$153,902,522	$158,529,657

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies.

During the normal course of business, the Bank may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank had transferred $11.0 million and $7.5 million in participation loans as of March 31, 2019 and December 31, 2018, respectively, to other financial institutions. As of March 31, 2019, and December 31, 2018, all these loans were being serviced by the Bank.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three ended March 31, 2019 (unaudited) and 2018 (unaudited), respectively:

Three months ended March 31, 2019:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	-	-	(51,200)
Recoveries	-	-	-	-	-
Provision (credit)	42,304	4,175	(2,706)	1,727	45,500
Ending balance	$436,575	$375,143	$261,015	$46,492	$1,119,225

Three months ended March 31, 2018:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	-	-	(16,429)
Recoveries	-	-	-	-	-
Provision (credit)	17,312	26,592	5,248	(9,152)	40,000
Ending balance	$514,729	$410,127	$86,102	$54,058	$1,065,016

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of March 31, 2019 (unaudited), and December 31, 2018.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
March 31, 2019
Allowance for loan losses:
Loans deemed impaired	42,961	-	-	-	42,961

Loans not deemed impaired	393,614	375,143	261,015	46,492	1,076,264

Ending Balance	436,575	375,143	261,015	46,492	1,119,225

March 31, 2019
Loans:
Loans deemed impaired	2,000,151	1,763,219	155,660	6,195	3,925,225

Loans not deemed impaired	70,575,310	55,038,749	19,447,591	5,978,384	151,040,034

Ending Balance	72,575,461	56,801,968	19,603,251	5,984,579	154,965,259

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2018
Allowance for loan losses:
Loans deemed impaired	28,136	-	-	-	28,136

Loans not deemed impaired	394,403	393,900	263,721	44,765	1,096,789

Ending Balance	422,539	393,900	263,721	44,765	1,124,925

December 31, 2018
Loans:
Loans deemed impaired	2,486,210	1,768,845	155,660	1,195	4,411,910

Loans not deemed impaired	73,034,640	57,725,539	19,010,547	5,403,021	155,173,747

Ending Balance	75,520,850	59,494,384	19,166,207	5,404,216	159,585,657

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of March 31, 2019, and December 31, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	March 31, 2019 (unaudited)			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,833,610	$1,833,610	$-	$2,211,525	$2,211,525	$-
Commercial	$1,763,219	$1,763,219	-	$1,768,845	$1,768,845	-
Commercial and Industrial	$155,660	$155,660	-	$155,660	$155,660	-
Consumer and HELOC	$6,195	$6,195	-	$1,195	$1,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	166,541	166,541	42,961	274,685	274,685	28,136
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	2,000,151	2,000,151	42,961	2,486,210	2,486,210	28,136
Commercial	1,763,219	1,763,219	-	1,768,845	1,768,845	-
Commercial and Industrial	155,660	155,660	-	155,660	155,660	-
Consumer and HELOC	6,195	6,195	-	1,195	1,195	-

Total	$3,925,225	$3,925,225	$42,961	$4,411,910	$4,411,910	$28,136

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	(unaudited)		(unaudited)
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,789,634	$14,931	$1,889,111	$432
Commercial	1,764,581	9,295	1,119,960	466
Commercial and industrial	155,660	-	144,486	-
Consumer and HELOC	6,195	-	14,006	-

With an allowance recorded:
Mortgage loans:
One-to-four family	308,916	810	398,413	3,419
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	29,245	-

Total mortgage loans:
One-to-four family	2,098,550	15,741	2,287,524	3,851
Commercial	1,764,581	9,295	1,119,960	466
Commercial and industrial	155,660	-	144,486	-
Consumer and HELOC	6,195	-	43,251	-

Total	$4,024,986	$25,036	$3,595,221	$4,317

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	March 31, 2019 (unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing

Mortgage loans:
One-to-four family	$1,128,239	557,774	1,549,676	3,235,689	$69,339,772	$72,575,461	$-
Commercial	321,358	-	941,072	1,262,430	55,539,538	56,801,968	-
Commercial and industrial	145,260	-	155,660	300,920	19,302,331	19,603,251	-
Consumer and HELOC	29,731	-	6,195	35,926	5,948,653	5,984,579	-
Total	$1,624,588	$557,774	$2,652,603	$4,834,965	$150,130,294	$154,965,259	$-

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing

Mortgage loans:
One-to-four family	$305,412	624,784	1,701,044	2,631,240	$72,889,610	$75,520,850	$-
Commercial	-	-	1,094,376	1,094,376	58,400,008	59,494,384	-
Commercial and industrial	-	-	155,660	155,660	19,010,547	19,166,207	-
Consumer and HELOC	-	-	1,195	1,195	5,403,021	5,404,216	-
Total	$305,412	$624,784	$2,952,275	$3,882,471	$155,703,186	$159,585,657	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	March 31,	December 31,
	2019	2018
	(unaudited)
Mortgage loans:
One-to-four family	$1,805,450	$2,302,267
Commercial	895,386	1,094,376
Commercial and industrial	155,660	155,660
Consumer and HELOC	6,195	1,195
Total	$2,862,691	$3,553,498

Credit Quality Information

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to their credit risk. The Bank uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	March 31, 2019 (unaudited)		December 31, 2018
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$55,234,860	$15,465,122	$57,773,482	$15,028,078
Loans rated 6	-	3,982,469	-	3,982,469
Loans rated 7	1,567,108	155,660	1,720,902	155,660
Ending balance	$56,801,968	$19,603,251	$59,494,384	$19,166,207

There were no loans classified as doubtful or loss at March 31, 2019, or December 31, 2018.

For one-to-four family mortgage and consumer and HELOC loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	March 31, 2019 (unaudited)		December 31, 2018
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$70,770,011	$5,978,384	$73,218,583	$5,403,021
Nonperforming	1,805,450	6,195	2,302,267	1,195
Total	$72,575,461	$5,984,579	$75,520,850	$5,404,216

Troubled Debt Restructurings

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2019 or 2018.

As of March 31, 2019, and December 31, 2018, the Bank allocated $42,961 and $1,980, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

The Bank did not have any loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting period.

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization effective on January 24, 2018. Eligible employees become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service, and 100% after six years of service, or earlier, upon death, disability or attainment of normal retirement age.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three months ended March 31, 2019, the Company recognized $9,595 in compensation expense.

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

The regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum total capital ratio of 8%, and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer was 1.875% as of January 1, 2018 and it increased to 2.5% on January 1, 2019.

9.	REGULATORY CAPITAL REQUIREMENTS (Continued)

As of March 31, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital (to risk-weighted assets)
Actual	$20,517,023	14.45%	$20,393,710	14.22%
For capital adequacy purposes	6,389,910	4.50%	6,453,270	4.50%
To be well capitalized	9,229,870	6.50%	9,321,390	6.50%

Tier 1 capital (to risk-weighted assets)
Actual	$20,517,023	14.45%	$20,393,710	14.22%
For capital adequacy purposes	8,519,880	6.00%	8,604,360	6.00%
To be well capitalized	11,359,840	8.00%	11,472,480	8.00%

Total capital (to risk-weighted assets)
Actual	$21,636,248	15.24%	$21,518,635	15.01%
For capital adequacy purposes	11,359,840	8.00%	11,472,480	8.00%
To be well capitalized	14,199,800	10.00%	14,340,600	10.00%

Tier 1 capital (to average assets)
Actual	$20,517,023	10.67%	$20,393,710	11.59%
For capital adequacy purposes	7,692,174	4.00%	7,036,287	4.00%
To be well capitalized	9,615,217	5.00%	8,795,358	5.00%

10.	COMMITMENTS

In the normal course of business, the Bank makes various commitments that are not reflected in the Company’s consolidated financial statements. The Bank offers such products to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Bank minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary.

Off-balance sheet commitments consist of the following:

March 31, 2019
(unaudited)

Commitments to extend credit	$2,544,500
Construction unadvanced funds	4,421,435
Unused lines of credit	7,802,387
Letters of credit	2,861,135

$17,629,457

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At March 31, 2019 and December 31, 2018, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

11.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2019 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,740,880	$-	$3,740,880
Obligations of state and political subdivisions	-	1,533,334	-	1,533,334
Corporate bonds	-	3,243,633	-	3,243,633
U.S. treasury securities	192,001	-	-	192,001
Mortgage servicing rights	-	-	269,435	269,435
Impaired loans with reserve	-	-	123,580	123,580

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,865,080	$-	$3,865,080
Obligations of state and political subdivisions	-	1,501,962	-	1,501,962
Corporate bonds	-	3,508,735	-	3,508,735
U.S. treasury securities	192,324	-	-	192,324
Mortgage servicing rights	-	-	234,344	234,344
Impaired loans with reserve	-	-	246,549	246,549

	March 31, 2019 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$109,832	$109,832

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$138,100	$138,100

11.	FAIR VALUE MEASUREMENTS (Continued)

Other Real Estate Owned

Other real estate owned is measured at fair value, less estimated cost to sell, at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at fair value, less estimated cost to sell. Income and expense from operations and changes in valuation allowance are included in other noninterest expense.

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at		Valuation	Range
	March 31,	Valuation	Unobservable	(Weighted
	2019	Techniques	Inputs	Average)
	(unaudited)
Other real estate owned	$109,832	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	123,580	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	269,435	Discounted cash flows	Loan prepayment speeds	8.49% - 10.52%
				(9.39)%

	Fair Value at		Valuation	Range
	December 31,	Valuation	Unobservable	(Weighted
	2018	Techniques	Inputs	Average)

Other real estate owned	$138,100	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	246,549	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	234,344	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.69)%

11.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2019 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$20,336,030	$20,336,030	$20,336,030	$-	$-
Certificates of deposit	1,245,000	1,252,000	-	1,252,000	-
Investment securities:
Available for sale	8,709,848	8,709,848	192,001	8,517,847	-
Held to maturity	5,743	5,808	-	5,808	-
Loans, net	153,902,522	155,356,522	-	-	155,356,522
Accrued interest receivable	662,147	662,147	-	662,147	-
FHLB Stock	2,715,700	2,715,700	-	-	2,715,700

Financial liabilities:
Deposits	142,533,893	142,247,893	47,321,059	-	94,926,834
FHLB advances	31,374,500	31,585,500	-	31,585,500	-
Accrued interest payable	258,091	258,091	-	258,091	-

	December 31, 2018
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$9,034,070	$9,034,070	$9,034,070	$-	$-
Certificates of deposit	846,000	837,828	-	837,828	-
Investment securities:
Available for sale	9,068,101	9,068,101	192,324	8,875,777	-
Held to maturity	6,394	6,478	-	6,478	-
Loans, net	158,529,657	159,275,657	-	-	159,275,657
Accrued interest receivable	639,474	639,474	-	639,474	-
FHLB Stock	2,651,400	2,651,400	-	-	2,651,400

Financial liabilities:
Deposits	136,108,766	134,639,766	42,989,629	-	91,650,137
FHLB advances	31,374,500	31,242,500	-	31,242,500	-
Accrued interest payable	255,486	255,486	-	255,486	-

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended March 31,
	2019	2018
	(unaudited)

Accumulated other comprehensive income (loss), beginning of period	$(74,623)	$(23,487)

Other comprehensive income (loss) on securities before reclassification, net of tax	112,994	(22,849)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(4,575)	-

Net other comprehensive income (loss)	108,419	(22,849)

Reclassification of certain income tax effects from accumulated other comprehensive loss		-

Accumulated other comprehensive income (loss), end of period	$33,796	$(46,336)

14.	EARNINGS PER SHARE

Earnings per common share for the three months ended March 31, 2019 are represented in the following table.

Earnings per common share for the three months ended March 31, 2018 is not presented as the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

Three months ended
March 31, 2019
(unaudited)

Net Income	$112,713

Shares outstanding for basic EPS:
Average shares outstanding	2,248,250
Less: Average unearned ESOP shares	83,174
2,165,076
Additional dilutive shares	-

Shares oustanding for basic and diluted EPS	2,165,076

Basic and diluted income per share	$0.05

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2019 and December 31, 2018 and results of operations for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the consolidated financial condition and consolidated results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q. Financial information for the periods before the Reorganization on January 24, 2018 is that of SSB Bank only.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note Regarding Forward-Looking Statements (Continued)

●	adverse changes in the credit and/or securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees;

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

●	political instability;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	failures or breaches of our IT security systems;

●	the inability of third-party providers to perform as expected; and

●	our ability to successfully introduce new products and services, enter new markets, and capitalize on growth opportunities.

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

From time to time, we may choose to restructure the contractual terms of certain loans either at the borrower or SSB Bank’s request. We review all scenarios to determine the best payment structure with the borrower to improve the likelihood of repayment. Management reviews modified loans to determine if the loan should be classified as a trouble debt restructuring. A trouble debt restructuring is when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Management considers the borrower’s ability to repay when a request to modify existing loan terms is presented. A transfer of assets to repay the loan balance, a modification of loan terms or a combination of these may occur. If an appropriate arrangement cannot be made, the loan is referred to legal counsel, at which time foreclosure will begin. If a loan is accruing at the time of restructuring, we review the loan to determine if it should be placed on non-accrual. It is our policy to keep a troubled debt restructured loan on non-accrual status for at least six months to ensure the borrower can repay, at that time management may consider its return to accrual status. Troubled debt restructured loans are classified as impaired loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Income Taxes. The Company accounts for income taxes in accordance with accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. U.S. GAAP requires that we use the Balance Sheet Method to determine the deferred income, which affects the differences between the book and tax bases of assets and liabilities, and any changes in tax rates and laws are recognized in the period in which they occur. Deferred taxes are based on a valuation model and the determination on a quarterly basis whether all or a portion of the deferred tax asset will be recognized.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 16 to the 2018 Financial Statements included in the Company’s Annual Report on Form 10-K filed on March 29, 2019.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At March 31, 2019, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets increased by $6.8 million, or 3.6%, from $188.8 million at December 31, 2018 to $195.6 million at March 31, 2019. The increase was due primarily to an increase in cash and cash equivalents of $11.3 million, or 125.1%, to $20.3 million at March 31, 2019 from $9.0 million at December 31, 2018. The increase in cash and cash equivalents was primarily the result of a $6.4 million increase in deposits. The increase in cash and cash equivalents was offset by a decrease in net loans of $4.6 million. The shift from loans to cash and cash equivalents was primarily due to a $3.6 million commercial mortgage loan pool that was sold during the current quarter.

Cash and Cash Equivalents. Cash and cash equivalents increased by $11.3 million, or 125.1%, to $20.3 million at March 31, 2019 from $9.0 million at December 31, 2018. The increase in cash was caused by a $6.4 million increase in deposits, the previously mentioned $3.6 million loan sale, and an additional net decrease in loans of $1.4 million due to loan repayments outpacing a controlled loan production.

Net Loans. Net loans decreased $4.6 million, or 2.9%, to $153.9 million at March 31, 2019, from $158.5 million at December 31, 2018. This was caused by a decrease in commercial mortgages of $2.7 million. The decrease in commercial mortgages is the result of the $3.6 million commercial mortgage loan pool that was sold and a controlled production of commercial mortgages due to high concentration. One-to-four family mortgages also decreased by $2.9 million due to repayments and loan sales while commercial and industrial loans and consumer loans increased by $437,000 and $580,000, respectively.

Available for Sale Securities. Securities available for sale decreased by $358,000 or 4.0%, to $8.7 million at March 31, 2019, from $9.1 million at December 31, 2018. The decrease is primarily due to the sale of $250,000 and the maturity of $100,000 in corporate bonds. The decrease was offset by a net change in unrealized gains on available-for-sale securities of $113,000, net of the income tax effect.

Deposits. Total deposits increased to $142.5 million at March 31, 2019 from $136.1 million at December 31, 2018. The increase of $6.4 million, or 4.7%, was primarily due to an increase in money market deposits of $2.6 million, an increase in time deposits of $2.1 million, and an increase in savings deposits of $1.0 million. There were also smaller increases to noninterest-bearing demand and interest-bearing demand. As part of its strategic plan, SSB Bank is focused on growing core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $31.4 million at both March 31, 2019 and December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased by $232,000, or 1.1%, to $20.6 million at March 31, 2019 from $20.3 million at December 31, 2018. The increase was due to an increase in retained earnings of $113,000 and an increase in accumulated other comprehensive income of $108,000. The increase in accumulated other comprehensive income was due to lowering interest rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

Net Income. Net income was $113,000 for the three months ended March 31, 2019, compared to net income of $47,000 for the three months ended March 31, 2018, an increase of $65,000 or 138.5%. The increase was primarily due to an increase in net interest income after provision of $76,000, or 7.8%, to $1.0 million for the three months ended March 31, 2019, from $972,000 for the three months ended March 31, 2018. Noninterest income increased $48,000 to $139,000 for the three months ended March 31, 2019, from $92,000 for the three months ended March 31, 2018. Offsetting these increases in income was a $35,000 increase in noninterest expense and a $23,000 increase in the income tax provision.

Interest and Dividend Income. Interest and dividend income increased $384,000, or 23.5%, to $2.0 million for the three months ended March 31, 2019, from $1.6 million for the three months ended March 31, 2018. Interest income on loans increased $263,000, or 16.8%. This increase is attributable to an increase in the average balance of net loans of $14.2 million, or 10.0%. The average balances increased to $156.6 million from $142.4 million when comparing the three months ended March 31, 2019 with the three months ended March 31, 2018. The weighted average yield on net loans increased 28 basis points from 4.47% for the three months ended March 31, 2018 to 4.75% for the three months ended March 31, 2019, primarily due to a rise in adjustable rate loan indexes and higher rates on new loans. Interest-income on interest bearing deposits increased by $53,000 due to a rise in deposit rates in response to competition. Also, interest from investment securities increased by $51,000 both due to a $6.3 million increase in average investments and a 56-basis point increase in yield from investment securities.

Interest Expense. Total interest expense increased $303,000, or 48.6%, to $926,000 for the three months ended March 31, 2019, compared to $623,000 for the three months ended March 31, 2018. Interest expense on deposit accounts increased $240,000, or 51.2%, to $709,000 for the three months ended March 31, 2019, compared to $469,000 for the three months ended March 31, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $8.3 million, or 6.6%, from $125.7 million for the three months ended March 31, 2018, to $134.0 million for the three months ended March 31, 2019. Among interest bearing deposits, the largest increase in average balance was due to a $12.2 million, or 14.9%, increase in the average balance of time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 63 basis points from 1.51% for the three months ended March 31, 2018, to 2.15% for the three months ended March 31, 2019, primarily due to increases in offered deposit rates in response to competition.

Interest expense on Federal Home Loan Bank advances increased $63,000 or 40.6%, to $217,000 for the three months ended March 31, 2019, from $154,000 for the three months ended March 31, 2018. The increase was primarily due to an increase in the average balance of advances of $5.0 million, or 18.8%, from $26.4 million for the three months ended March 31, 2018 to $31.4 million for the three months ended March 31, 2019. The average cost of these borrowings increased 44 basis points from 2.37% for the three months ended March 31, 2018 to 2.80% for the three months ended March 31, 2019 primarily due to a rise in advance interest rates when comparing the two periods and the repricing of $7.3 million in advances since March 31, 2018.

Net Interest Income. Net interest income increased $82,000, or 8.1%, when comparing the two periods. This was due to an increase in interest income of $384,000 when comparing the two periods, while interest expense increased by $302,000 over the two periods. Average interest-earning assets for the three months ended March 31, 2018 was $157.1 million, and it increased $24.1 million to $181.2 million for the three months ended March 31, 2019, an increase of 15.3%. Net interest earning assets increased $10.8 million, or 215.4%, to $15.7 million for the three months ended March 31, 2019, from $5.0 million for the three months ended March 31, 2018. Offsetting this growth is a decrease in net interest margin of 16 basis points from 2.61% for the three months ended March 31, 2018, to 2.45% for the three months ended March 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2017 (Continued)

Provision for Loan Losses. The provision for loan losses increased $6,000, or 13.8%, to $46,000 for the three months ended March 31, 2019, from $40,000 for the three months ended March 31, 2018. The small increase in provision for loan losses can be attributed to the increase in the size of the loan portfolio. Average net loans for the three months ended March 31, 2018 was $142.4 million and it increased $14.2 million to $156.6 million for the three months ended March 31, 2019.

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

Non-Interest Income. Non-interest income increased $48,000, or 51.8% to $139,000 for the three months ended March 31, 2019, from $92,000 for the comparable three months ended March 31, 2018. The increase was primarily due to a $41,000 increase in gains on sale of loans from $24,000 for the three months ended March 31, 2018 to $65,000 for the three months ended March 31, 2019. There were small increases in gains on sale of securities and loan servicing fees of $6,000 and $5,000, respectively.

Non-Interest Expense. Non-interest expense increased $35,000, or 3.5%, to $1.0 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Salaries and employee benefits increased $87,000, or 23.2%, to $463,000 for the three months ended March 31, 2019 from $376,000 for the three months ended March 31, 2018. The increase was associated with the addition of staff dedicated to marketing, and credit administration, as well as yearly pay raises. Data processing increased by $19,000 as SSB Bank has expanded capabilities with its core processor. There were also increases in occupancy, federal deposit insurance, and other noninterest expense of $9,000, $4,000, and $30,000, respectively.

Income Taxes. The income tax provision increased from $10,000 for the three months ended March 31, 2018 to $33,000 for the three months ended March 31, 2019, an increase of $23,000, or 230.5%, as a result of an increase in pre-tax income. The effective tax rate was 22.8% for the three months ended March 31, 2019, and 17.6% for the three months ended March 31, 2018.

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

Management of Market Risk (Continued)

Our interest rate risk profile is considered liability-sensitive, which means that if interest rates rise our deposits and other interest-bearing liabilities would be expected to reprice to higher interest rates faster than would our loans and other interest-earning assets. We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. In recent years, we have implemented the following strategies to manage our interest rate risk:

●	increasing lower cost core deposits and limiting our reliance on higher cost funding sources, such as time deposits; and

●	diversifying our loan portfolio by adding more commercial and industrial loans, which typically have shorter maturities and/or balloon payments, and selling one- to four-family residential mortgage loans, which have fixed interest rates and longer terms.

By following these strategies, we believe that we are well positioned to react to increases in market interest rates.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at March 31, 2019. All estimated changes presented in the table are within the policy limits approved by our board of directors.

Basis Point (“bp”)		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Change in Interest
Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$12,394	$(8,124)	(39.59)%	7.11%	(3.31)
+300bp	13,983	(6,535)	(31.85)%	7.80%	(2.62)
+200bp	16,164	(4,354)	(21.22)%	8.74%	(1.68)
+100bp	18,568	(1,950)	(9.50)%	9.72%	(0.70)
0	20,518	-	0.00%	10.42%	0.00
-100bp	20,795	277	1.35%	10.35%	(0.07)

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2019, the Company had cash and cash equivalents of $20.3 million. As of March 31, 2019, SSB Bank had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $94.4 million of total borrowing capacity.

At March 31, 2019, SSB Bank had $17.6 million of loan commitments outstanding which includes $7.8 million of unused lines of credit, $4.4 million of unadvanced construction funds, $2.5 million of commitments to extend credit, and $2.9 million in letters of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of March 31, 2019 totaled $34.0 million. If these deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at March 31, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At March 31, 2019, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.5 million.

Capital Resources. At March 31, 2019, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At March 31, 2019:
Long-term debt obligations	$31,375	$6,250	$15,125	$-	$10,000

At December 31, 2018:
Long-term debt obligations	$31,375	$6,250	$15,125	$-	$10,000

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

Except as disclosed above, there were no other changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: May 13, 2019	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: May 13, 2019	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

