Form 10-K/A
period 2018-12-31
SSB Bancorp, Inc.
filed 2019-05-21
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $7,465,872.

As of May 17, 2019, there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

EXPLANATORY NOTE

Effective January 24, 2018, SSB Bancorp, Inc. (the “Company”) became the holding company for SSB Bank upon the reorganization of SSB Bank into the mutual holding company structure. On March 29, 2019, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”). The Original Filing includes the Company’s audited consolidated financial statements at and for the year ended December 31, 2018 and the audit report rendered by the Company’s independent registered public accounting firm thereon, and SSB Bank’s audited financial statements at and for the year ended December 31, 2017. The sole purpose of this Form 10-K/A is to file the audit report rendered by the independent registered public accounting firm that audited the financial statements of SSB Bank at and for the year ended December 31, 2017.

PART II

ITEM 8.	Financial Statements and Supplementary Data

SSB Bancorp, Inc.

PITTSBURGH, PENNSYLVANIA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

SSB Bancorp, Inc.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SSB Bancorp, Inc. and subsidiary (the Company) as of December 31, 2018, the related consolidated statements of net income, comprehensive income, change in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wheeling, West Virginia

March 29, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of SSB Bank:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SSB Bank (the “Bank”) as of December 31, 2017, the related statements of net income, comprehensive income, changes in net worth and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Bank’s auditor from 2017 to 2018.

Boston, Massachusetts

April 17, 2018

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSB BANCORP, INC.

Date: May 21, 2019	By:	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer
(Duly Authorized Representative)