Form 10-K/A
period 2018-12-31
SSB Bancorp, Inc.
filed 2019-06-25
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 000-55898

SSB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-2776224
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

8700 Perry Highway, Pittsburgh, Pennsylvania	15237
(Address of principal executive offices)	(Zip code)

(412) 837-6955

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading symbol(s))	(Name of each exchange on which registered)

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

As of June 25, 2019, there were 2,248,250 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

EXPLANATORY NOTE

SSB Bancorp, Inc. (the “Company”) is the stock holding company for SSB Bank. On March 29, 2019, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”). On May 21, 2019, the Company filed a Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2018 (the “First Amendment”). The tabular information contained in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the section captioned “Revision of Prior Period Financial Statements” in both the Original Filing and the First Amendment reflected financial information for SSB Bank only. The sole purpose of this Form 10-K/A (Amendment No. 2) is revise such tabular information to present consolidated financial information for the Company.

PART II

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

	Year Ended December 31,
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
	Dollars in thousands)
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

	At or For the Three Months Ended
	June 30, 2018
	As Reported	As Revised
	(In thousands)
Statement of income information:

Interest income from loans, including fees	$1,719	$1,519
Total interest income	$1,799	$1,598
Net interest income	$1,138	$938
Net interest income after provision for loan losses	$1,113	$913
Income before income taxes	$248	$47
Provision (benefit) for income taxes	$34	$(25)
Net income	$214	$72

Balance sheet information:
Accrued interest receivable	$612	$472
Other assets	$844	$908
Total assets	$172,583	$172,511
Retained earnings	$12,396	$12,254
Total net worth	$20,271	$20,129
Total liabilities and stockholders’ equity	$172,583	$172,511

Book value per share (2,248,250 shares issued)	$9.02	$8.95

	At or For the Six Months Ended
	June 30, 2018
	As Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$3,288	$3,088
Total interest income	$3,434	$3,233
Net interest income	$2,150	$1,950
Net interest income after provision for loan losses	$2,085	$1,885
Income before income taxes	$305	$104
Provision (benefit) for income taxes	$44	$(15)
Net income	$261	$119

Balance sheet information:
Accrued interest receivable	$612	$472
Other assets	$844	$908
Total assets	$172,583	$172,511
Retained earnings	$12,396	$12,254
Total net worth	$20,271	$20,129
Total liabilities and stockholders’ equity	$172,583	$172,511

Book value per share (2,248,250 shares issued)	$9.02	$8.95

	At or For the Three Months Ended
	September 30, 2018
	As Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$1,818	$1,683
Total interest income	$1,923	$1,788
Net interest income	$1,167	$1,033
Net interest income after provision for loan losses	$1,117	$983
Income before income taxes	$247	$113
Provision for income taxes	$58	$29
Net income	$189	$84

Balance sheet information:
Accrued interest receivable	$892	$557
Other assets	$894	$981
Total assets	$183,770	$183,543
Retained earnings	$12,586	$12,338
Total net worth	$20,351	$20,103
Total liabilities and stockholders’ equity	$183,770	$183,543

Book value per share (2,248,250 shares issued)	$9.05	$8.94

	At or For the Nine Months Ended
	September 30, 2018
	As Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$5,106	$4,771
Total interest income	$5,356	$5,021
Net interest income	$3,318	$2,983
Net interest income after provision for loan losses	$3,203	$2,868
Income before income taxes	$552	$218
Provision for income taxes	$102	$15
Net income	$450	$203

Balance sheet information:
Accrued interest receivable	$892	$557
Other assets	$894	$981
Total assets	$183,770	$183,543
Retained earnings	$12,586	$12,338
Total net worth	$20,351	$20,103
Total liabilities and stockholders’ equity	$183,770	$183,543

Book value per share (2,248,250 shares issued)	$9.05	$8.94

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
Basis Point (“bp”) Change in Interest
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

SSB BANCORP, INC.

Date: June 25, 2019	By:	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer
(Duly Authorized Representative)

