Form 10-Q
period 2019-06-30
SSB Bancorp, Inc.
filed 2019-08-14
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

As of August 13, 2019, there were 2,259,265 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and due from banks	$3,201,468	$2,428,542
Interest-bearing deposits with other financial institutions	14,775,733	6,605,528
Cash and cash equivalents	17,977,201	9,034,070

Certificates of deposit	2,715,000	846,000
Securities available for sale	5,506,076	9,068,101
Securities held to maturity (fair value of $5,148, and $6,478, respectively)	5,085	6,394
Loans	159,432,287	159,654,582
Allowance for loan losses	(1,157,109)	(1,124,925)
Net loans	158,275,178	158,529,657
Accrued interest receivable	676,572	639,474
Federal Home Loan Bank stock, at cost	2,763,800	2,651,400
Premises and equipment, net	4,300,308	4,335,514
Bank-owned life insurance	2,461,577	2,429,014
Deferred tax asset, net	278,696	312,623
Prepaid reorganization and stock issuance costs	-	-
Other assets	903,131	940,098
TOTAL ASSETS	$195,862,624	$188,792,345

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,649,012	$5,698,782
Interest-bearing demand	10,915,882	8,386,431
Money market	30,397,838	16,020,446
Savings	1,396,278	12,883,970
Time	91,931,250	93,119,137
Total deposits	142,290,260	136,108,766

Federal Home Loan Bank advances	31,374,500	31,374,500
Advances by borrowers for taxes and insurance	1,011,427	685,195
Accrued interest payable	310,443	255,486
Other liabilities	188,262	49,311
TOTAL LIABILITIES	175,174,892	168,473,258

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,259,265 shares issued and outstanding at $0.01 par value	22,486	22,483
Paid-in capital	8,694,666	8,692,971
Retained earnings	12,732,784	12,515,501
Unearned Employee Stock Ownership Plan (ESOP)	(815,213)	(837,245)
Accumulated other comprehensive loss	53,009	(74,623)
TOTAL STOCKHOLDERS’ EQUITY	20,687,732	20,319,087

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$195,862,624	$188,792,345

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
INTEREST INCOME
Loans, including fees	$1,839,325	$1,518,966	$3,671,571		$3,087,947
Interest-bearing deposits with other financial institutions	95,780	22,028	161,114		33,907
Certificates of deposit	6,881	4,224	11,198		7,494
Investment securities:
Taxable	86,664	44,680	195,828		86,827
Exempt from federal income tax	7,276	8,294	15,509		16,879
Total interest income	2,035,926	1,598,192	4,055,220		3,233,054

INTEREST EXPENSE
Deposits	707,936	504,663	1,417,044		973,701
Federal Home Loan Bank advances and other bank obligations	205,108	155,588	421,748		309,641
Total interest expense	913,044	660,251	1,838,792		1,283,342

NET INTEREST INCOME	1,122,882	937,941	2,216,428		1,949,712
Provision for loan losses	50,000	25,000	95,500		65,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,072,882	912,941	2,120,928		1,884,712

NONINTEREST INCOME
Securities gains, net	44,802	-	50,593		-
Provision for loss on loans held for sale	-	-	-		-
Gain on sale of loans	71,830	70,659	136,461		94,679
Loan servicing fees	40,263	34,109	79,677		68,829
Earnings on bank-owned life insurance	16,443	17,826	32,563		35,258
Other	18,225	12,113	31,547		27,695
Total noninterest income	191,563	134,707	330,841		226,461

NONINTEREST EXPENSE
Salaries and employee benefits	598,031	452,062	1,060,658		827,595
Occupancy	99,486	96,048	199,838		187,109
Professional fees	130,610	163,402	263,285		412,599
Federal deposit insurance	60,000	43,500	109,000		88,500
Data processing	110,554	73,013	206,896		150,086
Director fees	31,454	37,794	63,948		70,288
Contributions and donations	19,200	16,550	36,719		32,850
Other	115,017	118,277	265,332		237,817
Total noninterest expense	1,160,487	1,000,646	2,201,811		2,006,844

Income before income taxes	100,093	47,002	246,093		104,329
Provision for income taxes	(4,477)	(24,535)	28,810		(14,464)

NET INCOME	$104,570	$71,537	$217,283		$118,793

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.03	$0.10	$	N/A
Diluted	$0.05	$0.03	$0.10	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,166,072	2,161,220	2,165,491		N/A
Diluted	2,166,292	2,161,220	2,166,174		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-		$-
COMPREHENSIVE INCOME	$123,783	$71,151	$344,915		$95,558

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net income	$104,570	$71,537	$217,283	$118,793
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	69,122	(891)	212,153	(29,813)
Income tax effect	(14,515)	505	(44,552)	6,578

Reclassification adjustment for net securities (gains) losses recognized in income	(44,802)	-	(50,593)	-
Income tax effect included in provision for income taxes	9,408	-	10,624	-

Other comprehensive income (loss), net of tax	19,213	(386)	127,632	(23,235)

Total comprehensive income	$123,783	$71,151	$344,915	$95,558

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive (gain) loss	Total
Balance as of January 1, 2018	$-	$-	$12,135,085	$-	$(23,487)	$12,111,598

Net income	-	-	380,416	-	-	380,416

Other comprehensive loss	-	-	-	-	(51,136)	(51,136)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(3,073)	-	44,065	-	40,992

Balance as of January 1, 2019	22,483	8,692,971	12,515,501	(837,245)	(74,623)	20,319,087

Net income	-	-	217,283	-	-	217,283

Other comprehensive income	-	-	-	-	127,632	127,632

Refund on offering expenses	-	1,005	-	-	-	1,005

Stock compensation plan	3	3,862				3,865

Amortizaton of ESOP	-	(3,172)	-	22,032	-	18,860

Balance as of June 30, 2019	$22,486	$8,694,666	$12,735,837	$(815,213)	$53,009	$20,687,732

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2019	2018
	(unaudited)
OPERATING ACTIVITIES
Net income	$217,283	$118,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	95,500	65,000
Depreciation	84,728	76,089
Net amortization of investment securities	16,997	5,591
Loss on sale of portfolio loans	12,178	-
Origination of loans held for sale	(5,196,550)	(4,849,800)
Proceeds from sale of loans	5,345,189	4,944,480
Gain on sale of loans	(148,639)	(94,680)
Gain on other real estate owned	(380)	-
Amortization of net deferred loan origination costs	46,858	26,726
Deferred income tax provision	10,625	8,901
Gain on sale of investments	(50,593)	-
Decrease (increase)in accrued interest receivable	(37,098)	4,548
Increase in accrued interest payable	54,957	22,887
Stock compensation expense	3,865	-
Amortization of ESOP	18,860	20,623
Increase in bank owned life insurance	(32,563)	(35,258)
Other, net	105,360	(130,611)
Net cash provided by (used in) operating activities	546,577	183,289

INVESTING ACTIVITIES
Purchase of certificates of deposit	(2,217,000)	(248,000)
Redemption of certificates of deposit	348,000	100,000
Investment securities available for sale:
Purchases	-	(557,780)
Proceeds from sales	2,943,675	-
Proceeds from principal repayments, calls, and maturities	813,506	154,300
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	1,309	1,803
Redemption of Federal Home Loan Bank stock	32,800	24,100
Purchase of Federal Home Loan Bank stock	(145,200)	(171,800)
Purchases of loans	(1,238,400)	(3,621,714)
Decrease (increase) in loans receivable, net	(2,231,184)	(6,248,328)
Proceeds from sale of portfolio loans	3,569,527	-
Proceeds from sale of other real estate owned	60,312	-
Purchases of premises and equipment	(49,522)	(87,637)
Net cash (used for) provided by investing activities	1,887,823	(10,655,056)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	6,181,494	(7,515,129)
Increase in advances by borrowers for taxes and insurance	326,232	306,173
Net proceeds from stock offering	-	8,782,278
Refund on offering expenses	1,005	-
Purchase of ESOP shares	-	(881,310)
Repayment of Federal Home Loan Bank advances	-	(6,250,000)
Proceeds from Federal Home Loan Bank advances	-	6,000,000
Decrease in prepaid reorgainization and stock issuance costs	-	837,944
Net cash provided by (used in) financing activities	6,508,731	1,279,956

Increase (decrease) in cash and cash equivalents	8,943,131	(9,191,811)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034,070	16,478,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,977,201	$7,286,255

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,783,835	$1,260,455
Income taxes	22,622	74,390

Noncash investing activities:
Loans held for sale transferred to loans held for investment	-	-
Loans held for investment transferred to loans held for sale	3,581,705	-

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The interim consolidated financial statements at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period. The financial statements at December 31, 2018, are audited.

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

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

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

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	June 30, 2019 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$3,446,117	$53,662	$(975)	$3,498,804
Obligations of state and political subdivisions	1,396,626	1,574	(280)	1,397,920
Corporate bonds	596,633	12,719	-	609,352
Total	$5,439,376	$67,955	$(1,255)	$5,506,076

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$3,883,220	$495	$(18,635)	$3,865,080
Obligations of state and political subdivisions	1,540,053	153	(38,244)	1,501,962
Corporate bonds	3,547,246	-	(38,511)	3,508,735
U.S. treasury securities	192,443	5	(124)	192,324
Total	$9,162,962	$653	$(95,514)	$9,068,101

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

	June 30, 2019 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$104,139	$104,469
Due after one year through five years	1,150,783	1,163,510
Due after five years through ten years	791,597	792,426
Due after ten years	3,392,857	3,445,671
Total	$5,439,376	$5,506,076

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended June 30, 2019, there were 5 corporate bonds sold with a total amortized cost of $2,502,637 and an associated gain on sale of $43,663. The proceeds of the sale were $2,546,300. There was also 1 municipal bond sold with an amortized cost of $141,861 and an associated gain on sale of $1,139. The proceeds of the sale were $143,000. There were no sales of investment securities in the three months ended June 30, 2018.

For the six months ended June 30, 2019, there were 6 corporate bonds sold with a total amortized cost of $2,751,221 and an associated gain on sale of $49,454. The proceeds of the sale were $2,800,675. There was also 1 municipal bond sold with an amortized cost of $141,861 and an associated gain on sale of $1,139. The proceeds of the sale were $143,000. There were no sales of investment securities in the six months ended June 30, 2018.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	June 30, 2019 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$5,085	$63	$-	$5,148
Total	$5,085	$63	$-	$5,148

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$6,394	$84	$-	$6,478
Total	$6,394	$84	$-	$6,478

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

	June 30, 2019 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$-	$-
Due after one year through five years	3,711	3,729
Due after five years through nine years	1,374	1,419

Total	$5,085	$5,148

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	June 30, 2019 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$53,133	$(127)	$311,751	$(848)	$364,884	$(975)
Obligations of state and political subdivisions	55,203	(19)	288,557	(261)	343,760	(280)
Total	$108,336	$(146)	$600,308	$(1,109)	$708,644	$(1,255)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$3,458,555	$(7,806)	$341,423	$(10,829)	$3,799,978	$(18,635)
Obligations of state and political subdivisions	55,708	(34)	1,397,740	(38,210)	1,453,448	(38,244)
Corporate bonds	3,309,271	(37,959)	199,464	(552)	3,508,735	(38,511)
U.S. treasury securities	159,275	(124)	-	-	159,275	(124)
Total	$6,982,809	$(45,923)	$1,938,627	$(49,591)	$8,921,436	$(95,514)

Management reviews the Bank’s investment positions monthly. There were 6 investments that were temporarily impaired as of June 30, 2019, with aggregate depreciation of less than 1 percent of the Bank’s amortized cost basis. There were 25 investments that were temporarily impaired as of December 31, 2018, with aggregate depreciation of less than 2 percent from the Company’s amortized cost basis. Management has asserted that at June 30, 2019 and December 31, 2018, the declines outlined in the above table represent temporary declines and the Bank does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other-than-temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Mortgage loans:
One-to-four family	$72,448,267	$75,520,850
Commercial	58,878,786	59,494,384
	131,327,053	135,015,234

Commercial and industrial	21,335,763	19,166,207
Consumer	6,726,692	5,404,216
	159,389,508	159,585,657

Third-party loan acquisition and other net origination costs	221,243	268,101
Discount on loans previously held for sale	(178,464)	(199,176)
Allowance for loan losses	(1,157,109)	(1,124,925)

Total	$158,275,178	$158,529,657

The Bank’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Bank’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Bank’s underwriting policies.

During the normal course of business, the Bank may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Bank had transferred $10.8 million and $7.5 million in participation loans as of June 30, 2019 and December 31, 2018, respectively, to other financial institutions. As of June 30, 2019, and December 31, 2018, all these loans were being serviced by the Bank.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three ended June 30, 2019 (unaudited) and 2018 (unaudited), respectively:

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
June 30, 2019:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$436,575	$375,143	$261,015	$46,492	$1,119,225
Charge-offs	-	-	-	(13,189)	(13,189)
Recoveries	-	-	1,073	-	1,073
Provision	10,122	11,577	14,408	13,893	50,000
Ending balance	$446,697	$386,720	$276,496	$47,196	$1,157,109

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
June 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$514,729	$410,127	$86,102	$54,058	$1,065,016
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(43,291)	27,492	48,778	(7,979)	25,000
Ending balance	$471,438	$437,619	$134,880	$46,079	$1,090,016

	Mortgage		Commercial	Consumer
Six months ended	One-to-Four	Mortgage	and	and
June 30, 2019:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	-	(13,189)	(64,389)
Recoveries	-	-	1,073	-	1,073
Provision	52,426	15,752	11,702	15,620	95,500
Ending balance	$446,697	$386,720	$276,496	$47,196	$1,157,109

	Mortgage		Commercial	Consumer
Six months ended	One-to-Four	Mortgage	and	and
June 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	-	-	(16,429)
Recoveries	-	-	-	-	-
Provision (credit)	(25,979)	54,084	54,026	(17,131)	65,000
Ending balance	$471,438	$437,619	$134,880	$46,079	$1,090,016

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of June 30, 2019 (unaudited), and December 31, 2018.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
June 30, 2019
Allowance for loan losses:
Loans deemed impaired	$46,980	$-	$-	$-	$46,980

Loans not deemed impaired	399,717	386,720	276,496	47,196	1,110,129

Ending Balance	$446,697	$386,720	$276,496	$47,196	$1,157,109

June 30, 2019
Loans:
Loans deemed impaired	$2,910,846	$2,219,842	$155,660	$6,195	$5,292,543

Loans not deemed impaired	69,537,421	56,658,944	21,180,103	6,720,497	154,096,965

Ending Balance	$72,448,267	$58,878,786	$21,335,763	$6,726,692	$159,389,508

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2018
Allowance for loan losses:
Loans deemed impaired	$28,136	$-	$-	$-	$28,136

Loans not deemed impaired	394,403	393,900	263,721	44,765	1,096,789

Ending Balance	$422,539	$393,900	$263,721	$44,765	$1,124,925

December 31, 2018
Loans:
Loans deemed impaired	$2,486,210	$1,768,845	$155,660	$1,195	$4,411,910

Loans not deemed impaired	73,034,640	57,725,539	19,010,547	5,403,021	155,173,747

Ending Balance	$75,520,850	$59,494,384	$19,166,207	$5,404,216	$159,585,657

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of June 30, 2019, and December 31, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	June 30, 2019 (unaudited)			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2 ,743,348	$2,747,988	$-	$2,211,525	$2,211,525	$-
Commercial	2 ,219,388	$2,219,842	-	1,768,845	$1,768,845	-
Commercial and Industrial	155,660	$155,660	-	155,660	$155,660	-
Consumer and HELOC	6,195	$6,195	-	1,195	$1,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	162,858	162,858	46,980	274,685	274,685	28,136
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	2,906,206	2,910,846	46,980	2,486,210	2,486,210	28,136
Commercial	2,219,388	2,219,842	-	1,768,845	1,768,845	-
Commercial and Industrial	155,660	155,660	-	155,660	155,660	-
Consumer and HELOC	6,195	6,195	-	1,195	1,195	-

Total	$5,287,449	$5,292,543	$46,980	$4,411,910	$4,411,910	$28,136

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,443,502	$15,002	$1,955,312	$-
Commercial	2,076,646	14,611	1,111,225	-
Commercial and industrial	155,660	-	114,780	-
Consumer and HELOC	6,195	-	47,478	207

With an allowance recorded:
Mortgage loans:
One-to-four family	163,274	796	370,205	2,301
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	2,606,776	15,798	2,325,517	2,301
Commercial	2,076,646	14,611	1,111,225	-
Commercial and industrial	155,660	-	114,780	-
Consumer and HELOC	6,195	-	47,478	207

Total	$4,845,277	$30,409	$3,599,000	$2,508

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,187,532	$40,459	$1,916,664	$432
Commercial	1,920,613	36,810	1,115,593	466
Commercial and industrial	155,660	2,376	84,221	-
Consumer and HELOC	6,195	113	45,365	207

With an allowance recorded:
Mortgage loans:
One-to-four family	165,132	3,921	384,309	5,720
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	2,352,664	44,380	2,300,973	6,152
Commercial	1,920,613	36,810	1,115,593	466
Commercial and industrial	155,660	2,376	84,221	-
Consumer and HELOC	6,195	113	45,365	207

Total	$4,435,132	$83,679	$3,546,152	$6,825

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	June 30, 2019 (unaudited)
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$217,143	1,563,692	1,587,483	3,368,318	$69,079,949	$72,448,267	$-
Commercial	-	-	1,116,272	1,116,272	57,762,514	58,878,786	-
Commercial and industrial	382,035	-	155,660	537,695	20,798,068	21,335,763	-
Consumer and HELOC	13,408	19,876	6,195	39,479	6,687,213	6,726,692	-
Total	$612,586	$1,583,568	$2,865,610	$5,061,764	$154,327,744	$159,389,508	$-

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$305,412	624,784	1,701,044	2,631,240	$72,889,610	$75,520,850	$-
Commercial	-	-	1,094,376	1,094,376	58,400,008	59,494,384	-
Commercial and industrial	-	-	155,660	155,660	19,010,547	19,166,207	-
Consumer and HELOC	-	-	1,195	1,195	5,403,021	5,404,216	-
Total	$305,412	$624,784	$2,952,275	$3,882,471	$155,703,186	$159,585,657	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	June 30,	December 31,
	2019	2018
	(unaudited)
Mortgage loans:
One-to-four family	$1,796,303	$2,302,267
Commercial	870,386	1,094,376
Commercial and industrial	155,660	155,660
Consumer and HELOC	6,195	1,195
Total	$2,828,544	$3,553,498

Credit Quality Information

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to their credit risk. The Bank uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	June 30, 2019 (unaudited)		December 31, 2018
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$56,705,468	$17,205,501	$57,773,482	$15,028,078
Loans rated 6	25,648	3,974,602	-	3,982,469
Loans rated 7	2,147,670	155,660	1,720,902	155,660
Ending balance	$58,878,786	$21,335,763	$59,494,384	$19,166,207

There were no loans classified as doubtful or loss at June 30, 2019, or December 31, 2018.

For one-to-four family mortgage and consumer and HELOC loans, the Bank evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	June 30, 2019 (unaudited)		December 31, 2018
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$70,651,964	$6,720,497	$73,218,583	$5,403,021
Nonperforming	1,796,303	6,195	2,302,267	1,195
Total	$72,448,267	$6,726,692	$75,520,850	$5,404,216

Troubled Debt Restructurings

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2019 or 2018.

As of June 30, 2019, and December 31, 2018, the Bank allocated $46,980 and $1,980, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three and six months ended June 30, 2019, the Company recognized $9,265 and $18,860, respectively, in compensation expense.

9.	STOCK COMPENSATION PLAN

In May 2019, the Company’s board of directors adopted, and its shareholders approved, the SSB Bancorp, Inc. 2019 Equity Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 154,229 shares of common stock. The maximum number of shares of stock that may be delivered under the Plan pursuant to the exercise of stock options is 110,164 and the maximum number of shares of stock that may be issued as restricted stock awards, restricted stock units, or performances shares is 44,065. Under the Plan, options or restricted stock can be granted (the Grant Date) to directors, officers, and employees that provide services to the Company, as selected by the compensation committee of the Board. The exercise price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the Grant Date. The maximum term of any option granted under the Plan cannot exceed 10 years.

On May 23, 2019, 11,015 shares of restricted stock and 27,540 stock options were awarded to non-employee directors out of the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on May 23, 2020, and the related expense is being recognized straight line over the 60-month period. At June 30, 2019, there were 33,050 shares of restricted stock and 82,624 stock options available to be issued under the Plan.

The following tables summarize transactions regarding the restricted stock under the Plan for the three and six months ended June 30, 2019.

Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at March 31, 2019	-	$-
Granted	11,015	8.35
Vested	-	-
Forfeited	-	-
Non-vested shares at June 30, 2019	11,015	8.35

Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at December 31, 2018	-	$-
Granted	11,015	8.35
Vested	-	-
Forfeited	-	-
Non-vested shares at June 30, 2019	11,015	8.35

9.	STOCK COMPENSATION PLAN (Continued)

A summary of the status of the awarded stock options at June 30, 2019, and changes during the three and six months ended June 30, 2019 is presented in the tables and narrative below:

	Three months ended
	June 30, 2019
	Shares	Weighted Average Exercise Price
Outstanding at April 1, 2019	-	$-
Granted	27,540	8.35
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2019	27,540	8.35
Exercisable at June 30, 2019	-	-

Weighted average fair value of options granted in current year		$0.97

	Six months ended
	June 30, 2019
	Shares	Weighted Average Exercise Price
Outstanding at April 1, 2019	-	$-
Granted	27,540	8.35
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2019	27,540	8.35
Exercisable at June 30, 2019	-	-

Weighted average fair value of options granted in current year		$0.97

At June 30, 2019, none of the 27,540 options outstanding were exercisable. The 27,540 options that are not yet exercisable all have an exercise price of $8.35 and a weighted average remaining contractual life of 10 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in the three and six months ended June 30, 2019.

9.	STOCK COMPENSATION PLAN (Continued)

Three months ended
Pricing model assumption ranges	June 30, 2019
Risk-free interest rate	2.00%
Expected lives in years	10
Expected volatility	8.86%
Expected Forfeiture rate	10.00%
Expected dividend rate	$1.50

Six months ended
Pricing model assumption ranges	June 30, 2019
Risk-free interest rate	2.00%
Expected lives in years	10
Expected volatility	8.86%
Expected forfeiture rate	10.00%
Expected dividend rate	$1.50

The Company uses the modified prospective method for accounting for stock-based compensation and recognized $4,000 of pretax compensation expense for both the three and six months ended June 30, 2019. As of June 30, 2019, there was $112,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

No stock options have been exercised as of June 30, 2019.

10.	REGULATORY CAPITAL REQUIREMENTS

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

10.	REGULATORY CAPITAL REQUIREMENTS (Continued)

As of June 30, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital (to risk-weighted assets)
Actual	$20,634,723	14.51%	$20,393,710	14.22%
For capital adequacy purposes	6,398,910	4.50%	6,453,270	4.50%
To be well capitalized	9,242,870	6.50%	9,321,390	6.50%

Tier 1 capital (to risk-weighted assets)
Actual	$20,634,723	14.51%	$20,393,710	14.22%
For capital adequacy purposes	8,531,880	6.00%	8,604,360	6.00%
To be well capitalized	11,375,840	8.00%	11,472,480	8.00%

Total capital (to risk-weighted assets)
Actual	$21,791,832	15.32%	$21,518,635	15.01%
For capital adequacy purposes	11,375,840	8.00%	11,472,480	8.00%
To be well capitalized	14,219,800	10.00%	14,340,600	10.00%

Tier 1 capital (to average assets)
Actual	$20,634,723	10.62%	$20,393,710	11.59%
For capital adequacy purposes	7,773,358	4.00%	7,036,287	4.00%
To be well capitalized	9,716,697	5.00%	8,795,358	5.00%

11.	COMMITMENTS

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

Off-balance sheet commitments consist of the following:

June 30, 2019
(unaudited)
Commitments to extend credit	$1,037,750
Construction unadvanced funds	3,960,371
Unused lines of credit	7,492,393
Letters of credit	2,861,135

$15,351,649

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

The Bank and certain executives are parties to employment agreements that provide for a base salary and certain other benefits. The initial terms of the agreements are for three years with annual renewals thereafter. In the event of the executive’s termination without cause, as defined, the executive will receive a lump-sum cash payment equal to the amount remaining under the contract. Additional benefits are payable upon a change in control, as defined.

12.	FAIR VALUE MEASUREMENTS

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At June 30, 2019 and December 31, 2018, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

12.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2019 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,498,804	$-	$3,498,804
Obligations of state and political subdivisions	-	1,397,920	-	1,397,920
Corporate bonds	-	609,352	-	609,352
Mortgage servicing rights	-	-	270,416	270,416
Impaired loans with reserve	-	-	115,878	115,878

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,865,080	$-	$3,865,080
Obligations of state and political subdivisions	-	1,501,962	-	1,501,962
Corporate bonds	-	3,508,735	-	3,508,735
U.S. treasury securities	192,324	-	-	192,324
Mortgage servicing rights	-	-	234,344	234,344
Impaired loans with reserve	-	-	246,549	246,549

	June 30, 2019 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$49,900	$49,900

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$138,100	$138,100

12.	FAIR VALUE MEASUREMENTS (Continued)

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	June 30,		Valuation	(Weighted
	2019	Valuation Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	$49,900	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	115,878	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	270,416	Discounted cash flows	Loan prepayment speeds	8.49% - 10.52%
				(9.51)%

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2018	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$138,100	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	246,549	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	234,344	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.69%)

12.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2019 (unaudited)
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$17,997,201	$17,997,201	$17,997,201	$-	$-
Certificates of deposit	2,715,000	2,828,000	-	2,828,000	-
Investment securities:
Available for sale	5,506,076	5,506,076	-	5,506,076	-
Held to maturity	5,085	5,148	-	5,148	-
Loans, net	158,275,178	166,378,178	-	-	166,378,178
Accrued interest receivable	676,572	676,572	-	676,572	-
FHLB Stock	2,763,800	2,763,800	-	-	2,763,800

Financial liabilities:
Deposits	142,290,260	144,030,260	50,359,010	-	93,671,250
FHLB advances	31,374,500	31,863,500	-	31,863,500	-
Accrued interest payable	310,443	310,443	-	310,443	-

	December 31, 2018
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$9,034,070	$9,034,070	$9,034,070	$-	$-
Certificates of deposit	846,000	837,828	-	837,828	-
Investment securities:
Available for sale	9,068,101	9,068,101	192,324	8,875,777	-
Held to maturity	6,394	6,478	-	6,478	-
Loans, net	158,529,657	159,275,657	-	-	159,275,657
Accrued interest receivable	639,474	639,474	-	639,474	-
FHLB Stock	2,651,400	2,651,400	-	-	2,651,400

Financial liabilities:
Deposits	136,108,766	134,639,766	42,989,629	-	91,650,137
FHLB advances	31,374,500	31,242,500	-	31,242,500	-
Accrued interest payable	255,486	255,486	-	255,486	-

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

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended June 30,
	2019	2018

Accumulated other comprehensive income (loss), beginning of period	$33,796	$(46,336)

Other comprehensive income (loss) on securities before reclassification, net of tax	54,607	(386)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(35,394)	-

Net other comprehensive income (loss)	19,213	(386)

Accumulated other comprehensive income (loss), end of period	$53,009	$(46,722)

	Net Unrealized Gain (Loss)
	on Securities
	Six months ended June 30,
	2019	2018
	(unaudited)

Accumulated other comprehensive income (loss), beginning of period	$(74,623)	$(23,487)

Other comprehensive income (loss) on securities before reclassification, net of tax	167,601	(23,235)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(39,969)	-

Net other comprehensive income (loss)	127,632	(23,235)

Accumulated other comprehensive income (loss), end of period	$53,009	$(46,722)

15.	EARNINGS PER SHARE

Earnings per common share for the three and six months ended June 30, 2019, and the three months ended June 30, 2018, are represented in the following table.

Earnings per common share for the six months ended June 30, 2018 is not presented as the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

	Three months ended	Three months ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)

Net Income	$104,570	$71,537

Shares outstanding for basic EPS:
Average shares outstanding	2,248,315	2,248,250
Less: Average unearned ESOP shares	82,243	87,030

Shares outstanding for basic EPS	2,166,072	2,161,220
Additional dilutive shares	220	-

Shares oustanding for diluted EPS	2,166,292	2,161,220

Basic income per share	$0.05	$0.03
Diluted income per share	$0.05	$0.03

Six months ended
June 30, 2019
(unaudited)

Net Income	$217,283

Shares outstanding for basic EPS:
Average shares outstanding	2,248,282
Less: Average unearned ESOP shares	82,791

Shares outstanding for basic EPS	2,165,491
Additional dilutive shares	683

Shares oustanding for diluted EPS	2,166,174

Basic income per share	$0.10
Diluted income per share	$0.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2019 and December 31, 2018 and results of operations for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the consolidated financial condition and consolidated results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q. Financial information for the periods before the Reorganization on January 24, 2018 is that of SSB Bank only.

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

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At June 30, 2019, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets increased by $7.1 million, or 3.8%, from $188.8 million at December 31, 2018 to $195.9 million at June 30, 2019. The increase was due primarily to an increase in cash and cash equivalents of $8.9 million, or 99.0%, to $18.0 million at June 30, 2019 from $9.0 million at December 31, 2018. The increase was caused by the increase in total deposits of $6.2 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $8.9 million, or 99.0%, to $18.0 million at June 30, 2019 from $9.0 million at December 31, 2018. The increase in cash was caused by an $8.2 million increase in interest-bearing deposits with other financial institutions. This increase was caused by a $3.6 million sale of commercial mortgage loans and a $3.6 million decrease in securities which included a $2.9 million sale of corporate bonds and a municipal bond.

Net Loans. Net loans decreased $254,000, or 0.2%, to $158.3 million at June 30, 2019, from $158.5 million at December 31, 2018. This was caused by decreases in one-to-four family and commercial mortgage loan of $3.1 million and $616,000, respectively. The decrease in one-to-four mortgage loans was due to payoffs and repayments outpacing originations. The decrease in commercial mortgage loans is the result of the $3.6 million sale. These decreases were offset by increases in commercial and industrial loans and consumer loans of $2.2 million and $1.3 million, respectively.

Available for Sale Securities. Securities available for sale decreased by $3.6 million or 39.3%, to $5.5 million at June 30, 2019, from $9.1 million at December 31, 2018. The decrease is primarily due the sale of $2.9 million in securities including $2.8 million in corporate bonds and $143,000 in municipal bonds. Contributing to the decrease was the maturity of $200,000 in corporate bonds and $192,000 in U.S. treasury securities.

Deposits. Total deposits increased to $142.3 million at June 30, 2019 from $136.1 million at December 31, 2018. The increase of $6.2 million, or 4.5%, was primarily due to an increase in savings and money market deposits of $2.9 million, an increase in interest-bearing demand deposits of $2.5 million, and an increase in noninterest-bearing demand deposits of $2.0 million. These increases were offset by a decrease in time deposits of $1.2 million. As part of its strategic plan, SSB Bank is focused on growing core deposits and decreasing brokered time deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $31.4 million at both June 30, 2019 and December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased by $369,000, or 1.8%, to $20.7 million at June 30, 2019 from $20.3 million at December 31, 2018. The increase was due to the Company’s net income of $217,000 over the 6 month period. Contributing to the increase in stockholders’ equity was an increase in accumulated other comprehensive income of $128,000. The increase in accumulated other comprehensive income was due to the increases of the fair values of the securities available for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Net Income. Net income increased by $33,000, or 46.2% to $105,000 for the three months ended June 30, 2019, from $72,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in net interest income after provision of $160,000, or 17.5%, to $1.1 million for the three months ended June 30, 2019, from $913,000 for the three months ended June 30, 2018. Noninterest income increased $57,000 to $192,000 for the three months ended June 30, 2019, from $135,000 for the three months ended June 30, 2018. Offsetting these increases in income was a $164,000 increase in noninterest expense and a $20,000 increase in the income tax provision.

Interest and Dividend Income. Interest and dividend income increased $438,000, or 27.4%, to $2.0 million for the three months ended June 30, 2019, from $1.6 million for the three months ended June 30, 2018. Interest income on loans increased $320,000, or 21.1%. This increase is attributable to an increase in the average balance of net loans of $8.9 million, or 6.0%, from $147.8 million in the three months ended June 30, 2018, to $156.8 million in the three months ended June 30, 2019. Further, the yield on net loans increased 4 basis points from 4.62% for the three months ended June 30, 2018 to 4.66% for the three months ended June 30, 2019, primarily due to a rise in adjustable rate loan indexes and higher rates on new loans. Interest-income on interest bearing deposits increased by $74,000 due to a rise both volume and rate in interest-bearing deposits with other financial institutions. Also, interest from investment securities increased by $42,000 both due to a $3.8 million increase in average investments and a 46-basis point increase in yield from investment securities.

Interest Expense. Total interest expense increased $253,000, or 38.3%, to $913,000 for the three months ended June 30, 2019, compared to $660,000 for the three months ended June 30, 2018. Interest expense on deposit accounts increased $203,000, or 40.3%, to $708,000 for the three months ended June 30, 2019, compared to $505,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $18.3 million, or 15.4%, from $118.7 million for the three months ended June 30, 2018, to $136.9 million for the three months ended June 30, 2019. The increase in deposits is primarily due to a $10.7 million increase in certificates of deposit, followed by a $4.8 million increase in savings and money market deposits, and a $2.7 million increase in interest-bearing demand deposits. The total average yield of deposits increased by 37 basis points from 1.70% for the three months ended June 30, 2018, to 2.07% for three months ended June 30, 2019.

Interest expense on Federal Home Loan Bank advances increased $50,000 or 31.8%, to $205,000 for the three months ended June 30, 2019, from $156,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in the average balance of advances of $5.2 million, or 19.7%, from $26.2 million for the three months ended June 30, 2018 to $31.4 million for the three months ended June 30, 2019. The average cost of these borrowings increased 23 basis points from 2.38% for the three months ended June 30, 2018 to 2.61% for the three months ended June 30, 2019. The increase in cost is due to higher interest rates on new borrowings and borrowing that repriced within the two periods.

Net Interest Income. Net interest income increased $185,000, or 19.7%, when comparing the two periods. This was due to an increase in interest income of $438,000 when comparing the two periods, while interest expense increased only by $253,000 when comparing the two periods. Average interest-earning assets for the three months ended June 30, 2018 was $159.4 million, and it increased $25.7 million to $185.1 million for the three months ended June 30, 2019, an increase of 16.1%. Net interest earning assets increased $2.3 million, or 15.8%, to $16.8 million for the three months ended June 30, 2019, from $14.5 million for the three months ended June 30, 2018. Offsetting this growth is a decrease in net interest margin of 43 basis points from 2.86% for the three months ended June 30, 2018, to 2.43% for the three months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018 (Continued)

Provision for Loan Losses. The provision for loan losses increased $25,000, or 100.0%, to $50,000 for the three months ended June 30, 2019, from $25,000 for the three months ended June 30, 2018. The large increase in provision for loan losses can be attributed to the increase in the size of the loan portfolio. Average net loans for the three months ended June 30, 2018 was $147.8 million and it increased $8.9 million to $156.8 million for the three months ended June 30, 2019.

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

Non-Interest Income. Non-interest income increased $57,000, or 42.2% to $192,000 for the three months ended June 30, 2019, from $135,000 for the comparable three months ended June 30, 2018. The increase was primarily due to an increase in securities gains from $0 for the three months ended June 30, 2018 to $45,000 for the three months ended June 30, 2019. There were small increases in gains on sale of loans and loan servicing fees of $1,000 and $6,000, respectively.

Non-Interest Expense. Non-interest expense increased $164,000, or 16.4%, to $1.2 million for the three months ended June 30, 2019, compared to $1.0 million for the three months ended June 30, 2018. Salaries and employee benefits increased $146,000, or 32.3%, to $598,000 for the three months ended June 30, 2019 from $452,000 for the three months ended June 30, 2018. The increase was associated with a severance accrual as well as the addition of staff and yearly pay raises. Data processing increased by $38,000 as SSB Bank has expanded capabilities with its core processor. There were also increases in occupancy, federal deposit insurance, and contributions and donations of $3,000, $17,000, and $3,000, respectively. Offsetting the increases were decreases in professional fees, director fees, and other noninterest expenses of $33,000, $6,000, and $3,000, respectively.

Income Taxes. The Company has recorded an income tax benefit of $4,000 for the three months ended June 30, 2019, a decrease $20,000, or 81.8%, of the tax benefit of $25,000 recorded in the 3 months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Net Income. Net income was $217,000 for the six months ended June 30, 2019, compared to net income of $119,000 for the six months ended June 30, 2018, an increase of $98,000 or 82.9%. The increase was primarily due to an increase in net interest income after provision of $236,000, or 12.5%, to $2.1 million for the six months ended June 30, 2019, from $1.9 million for the six months ended June 30, 2018. Noninterest income increased $104,000 to $331,000 for the six months ended June 30, 2019, from $226,000 for the six months ended June 30, 2018. Offsetting these increases in income was a $199,000 increase in noninterest expense and a $43,000 increase in the income tax provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018 (Continued)

Interest and Dividend Income. Interest and dividend income increased $822,000, or 25.4%, to $4.1 million for the six months ended June 30, 2019, from $3.2 million for the six months ended June 30, 2018. Interest income on loans increased $584,000, or 18.9%. This increase is attributable to an increase in the average balance of net loans of $11.6 million, or 8.0%. The average balances increased to $156.7 million from $145.1 million when comparing the six months ended June 30, 2019 with the six months ended June 30, 2018. The weighted average yield on net loans increased 12 basis points from 4.57% for the six months ended June 30, 2018 to 4.69% for the six months ended June 30, 2019, primarily due to a rise in adjustable rate loan indexes and higher rates on new loans. Interest-income on interest bearing deposits increased by $127,000 due to an increase in average balance of interest-bearing deposits of $7.6 million. Additionally, yield on interest-bearing deposits increased 123 basis points due to a general rise interest rates. Also, interest from investment securities (not including Federal Home Loan Bank stock dividends) increased by $77,000 both due to a $5.1 million increase in average investments and a 38-basis point increase in yield from investment securities.

Interest Expense. Total interest expense increased $555,000, or 43.3%, to $1.8 million for the six months ended June 30, 2019, compared to $1.3 million for the six months ended June 30, 2018. Interest expense on deposit accounts increased $443,000, or 45.5%, to $1.4 million for the six months ended June 30, 2019, compared to $974,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $13.3 million, or 10.9%, from $122.2 million for the six months ended June 30, 2018, to $135.5 million for the six months ended June 30, 2019. Average balance of certificates of deposit increased $11.4 million while cost increased by 43 basis points. The average balance of savings and money market deposits increased by $5.1 million while cost increased by 64 basis points. Interest expense on interest-bearing demand deposits increased by only $1,000, however the average balance had dropped by $3.2 million while cost increased by 18 basis points. The cost of all deposits has risen due to competition for core deposits among competitors in the market.

Interest expense on Federal Home Loan Bank advances increased $112,000 or 36.2%, to $422,000 for the six months ended June 30, 2019, from $310,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in the average balance of advances of $5.1 million, or 19.2%, from $26.3 million for the six months ended June 30, 2018 to $31.4 million for the six months ended June 30, 2019. The average cost of these borrowings increased 34 basis points from 2.35% for the six months ended June 30, 2018 to 2.69% for the six months ended June 30, 2019 primarily due to a rise in advance interest rates when comparing the two periods and the repricing of advances since June 30, 2018.

Net Interest Income. Net interest income increased $267,000, or 13.7%, when comparing the two periods. This was due to an increase in interest income of $822,000 when comparing the two periods, while interest expense increased by only $555,000 over the two periods. Average interest-earning assets for the six months ended June 30, 2018 were $158.3 million, and it increased $24.9 million to $183.2 million for the six months ended June 30, 2019, an increase of 15.7%. Net interest earning assets increased $6.5 million, or 66.8%, to $16.3 million for the six months ended June 30, 2019, from $9.8 million for the six months ended June 30, 2018. Offsetting this growth is a decrease in net interest margin of 30 basis points from 2.72% for the six months ended June 30, 2018, to 2.42% for the six months ended June 30, 2019. The decrease in net interest margin is primarily due to the rises in short-term interest rates causing the yield curve to flatten.

Provision for Loan Losses. The provision for loan losses increased $31,000, or 46.9%, to $96,000 for the six months ended June 30, 2019, from $65,000 for the six months ended June 30, 2018. The increase in provision for loan losses can be attributed to the increase in the size of the total loan portfolio as well as the shift in loan mix when comparing the two periods. Most of the loan growth is in commercial mortgage loans and commercial and industrial loans while the one-to-four mortgage portfolio has decreased in size over the two periods. Average net loans for the six months ended June 30, 2018 was $145.1 million and it increased $11.6 million to $156.7 million for the six months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018 (Continued)

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

Non-Interest Income. Non-interest income increased $104,000, or 46.1% to $331,000 for the six months ended June 30, 2019, from $226,000 for the six months ended June 30, 2018. The increase was primarily due to the gains on sales of securities of $51,000 for the six months ended June 30, 2019. There were no securities sold in the six months ended June 30, 2018. Additionally, there was a $42,000 increase in gains on sale of loans from $95,000 for the six months ended June 30, 2018 to $136,000 for the six months ended June 30, 2019. There were increases in loan servicing fees and other non-interest income of $11,000 and $4,000, respectively.

Non-Interest Expense. Non-interest expense increased $199,000, or 9.9%, to $2.2 million for the six months ended June 30, 2019, compared to $2.0 million for the six months ended June 30, 2018. Salaries and employee benefits increased $233,000, or 28.2%, to $1.1 million for the six months ended June 30, 2019 from $828,000 for the six months ended June 30, 2018. The increase was associated with a severance accrual as well as the addition of staff and yearly pay raises. Data processing increased by $57,000 as SSB Bank has expanded capabilities with its core processor. There were also increases in occupancy, federal deposit insurance, director fees, and other noninterest expense of $13,000, $21,000, $4,000, and $28,000, respectively. These increases were offset by a decrease of $149,000 in professional fees, from $413,000 in the six months ended June 30, 2018 to $263,000 in the six months ended June 30, 2019. The decrease in professional fees is primarily due to a change in auditing firms.

Income Taxes. The income tax provision increased by $43,000 to $39,000 for the six months ended June 30, 2019 from a $14,000 tax benefit for the six months ended June 30, 2018, an increase of $44,000. The difference is primarily due to an increase in pre-tax income. The effective tax rate was 22.8% for the six months ended June 30, 2019.

Revision of Prior Period Financial Statements

During the 4th quarter of 2018, the Company identified and corrected an error related to its accounting treatment of accrued interest on investor sold loans and loan participations affecting the 2nd quarter of 2018. Prior period accrued interest receivable accounts were overstated at June 30, 2018 by $140,000. The Company was able to identify the sources of the issues and it resulted in the Company correcting interest income and provision for income taxes for the 2nd quarter of 2018. On the corresponding balance sheet, the Company’s accrued interest receivable and income taxes receivable were understated. The net effect was an overstatement of total assets and total liabilities and stockholders’ equity at June 30, 2018.

Since the errors happened in the 2nd quarter of 2018, the Company has revised its financial statements as of and for the six months and three months ended June 30, 2018. As a result, the comparative data that is presented for the three and six months ended June 30, 2018, contains the revised information. The tables below show the originally reported and revised income and balance sheet information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revision of Prior Financial Statements (Continued)

	At or For the Three Months Ended June 30, 2018
	As Initially Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$1,719	$1,519
Total interest income	$1,799	$1,598
Net interest income	$1,138	$938
Net interest income after provision for loan losses	$1,113	$913
Income before income taxes	$248	$47
Provision (benefit) for income taxes	$34	$(25)
Net income	$214	$72

Balance sheet information:
Accrued interest receivable	$612	$472
Other assets	$844	$908
Total assets	$172,583	$172,511
Retained earnings	$12,396	$12,254
Total net worth	$20,271	$20,129
Total liabilities and stockholders’ equity	$172,583	$172,511

Book value per share (2,248,250 shares issued)	$9.02	$8.95

	At or For the Six Months Ended June 30, 2018
	As Initially Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$3,288	$3,088
Total interest income	$3,434	$3,233
Net interest income	$2,150	$1,950
Net interest income after provision for loan losses	$2,085	$1,885
Income before income taxes	$305	$104
Provision (benefit) for income taxes	$44	$(15)
Net income	$261	$119

Balance sheet information:
Accrued interest receivable	$612	$472
Other assets	$844	$908
Total assets	$172,583	$172,511
Retained earnings	$12,396	$12,254
Total net worth	$20,271	$20,129
Total liabilities and stockholders’ equity	$172,583	$172,511

Book value per share (2,248,250 shares issued)	$9.02	$8.95

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at June 30, 2019. All estimated changes presented in the table are within the policy limits approved by our board of directors.

Basis Point (“bp”) Change in Interest		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$18,477	$(7,311)	(28.35)%	10.15%	(2.48)%
+300bp	20,637	(5,151)	(19.97)%	11.01%	(1.63)%
+200bp	22,591	(3,197)	(12.40)%	11.70%	(0.93)%
+100bp	24,319	(1,469)	(5.70)%	12.25%	(0.39)%
0	25,788	-	0.00%	12.63%	0.00%
-100bp	26,406	618	2.40%	12.63%	(0.00)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2019, the Company had cash and cash equivalents of $18.0 million. As of June 30, 2019, SSB Bank had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $96.0 million of total borrowing capacity.

At June 30, 2019, SSB Bank had $15.3 million of loan commitments outstanding which includes $7.5 million of unused lines of credit, $4.0 million of unadvanced construction funds, $1.0 million of commitments to extend credit, and $2.9 million in letters of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of June 30, 2019 totaled $31.0 million. If these deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at June 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At June 30, 2019, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.5 million.

Capital Resources. At June 30, 2019, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

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
At June 30, 2019:
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

Item 4. Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by Form 10K filed March 29, 2019. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by the annual Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses disclosed below. Discussed below are the circumstances and planned remediation efforts regarding material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others.

With the oversight and participation of senior management, we have taken steps to remediate the underlying causes of these material weaknesses as follows:

Allowance for loan losses and the identification and reporting of problem loans – Historically, the bank has had very low charge off volume that is typically not representative of known risk levels in the industry. The lack of sufficient charge-off data to formulate qualitative factors by means of traditional methodology has left management to rely on peer group charge-off data. Management has identified that the use of such information and the lack of an abundance of data for use in determining qualitative factors, could impact the financial reporting process by inflating the estimate related to the allowance for loan losses. It is noted however, that the allowance was evaluated as of December 31, 2018 and it was determined that the stated financial statement amount at that time appeared reasonable in relation to the financial statements as whole.

To remediate this situation, Company management has had to look for alternative approaches to determining qualitative factors. On a quarterly basis the bank’s charge-off rate over the previous 3 years is calculated. That charge-off rate is multiplied by the Macaulay duration for each loan class to get the qualitative factor for the loans rated as pass. This factor is then multiplied by 25 for watch, 100 for substandard, and 200 for doubtful to determine the qualitative factors for ratings within each loan class. However, loans that are classified as substandard and doubtful will typically be tested for impairment individually, and thus removed from this part of the ALLL calculation. Qualitative factors are used to bolster each class with perceived risk for concentration, additional credit risk, and other perceived risks.

In addition to Management’s response to the material weakness identified, Management has instituted a quarterly review and updating of the qualitative factors used in determining the allowance for loan losses, instituted a monthly review of changes to classified loans (including those designated as nonaccrual or as troubled debt restructurings) for accuracy and completeness and required that any changes to the allowance for loan losses be approved by the chief executive officer and the chief financial officer, among other steps.

Loan ratings are now reviewed monthly by the chief executive officer, chief financial officer, commercial loan manager, and consumer loan manager. Each credit is discussed, and updates are provided to make any necessary adjustments to ratings or classifications. These updates are considered in the current quarter’s ALLL estimates as necessary and will provide for more relevant and timely adjustment, if required, for specific allowance amounts as well as potentially identify trends in the portfolio that should be considered in our qualitative or quantitative analysis for the quarter.

Item 4. Controls and Procedures (Continued)

As of June 20, 2019, Management has made the following progress in remediating this material weakness:

●	Approved a methodology of determining qualitative factors;
●	Held meetings shortly after each month-end to discuss problem loans and ensure that all problem loans have been identified and properly classified; and
●	Agreed upon qualitative factors for each loan class and rating

As of June 30, 2019, there were no remediation steps remaining to be taken, but Management desires to see the process at work through December 31, 2019 to more thoroughly evaluate the impact of the remediation steps taken in 2019. The Company expects to completely remediate the material weakness no later than December 31, 2019 and will continue to monitor its process throughout 2019.

Future filings will include appropriate information necessary to report the status of our remediation plans including any steps remaining to be taken and the estimated time frame to completely remediate the weakness noted.

Recognition of interest income on sold and participated loans – The deficiency in internal control over financial reporting relates to shortcomings of the Bank’s former core processor and incorrect adjusting entries made to correct the amounts recorded for accrued interest receivable. This deficiency impacted the financial reporting process by an overstatement of interest income. The impact of the errors on the year-end financial statements was evaluated and necessary adjustments were posted to correct the errors that resulted due to the material weakness identified by Management in the recognition of interest income on sold and participated loans.

To remediate this issue and prevent future overstatements of accrued interest income several changes and procedures have been instituted in 2019. We have created a contra-asset account to offset the daily accrual of interest income on sold and participated loans. We have implemented the use of an upgraded core processing system as of May 2019. Until resolved to our satisfaction or until we change core processing applications, all fields and accrual information will be monitored monthly and documented within our financial reporting package.

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

The prior procedure consisted of breaking down the system accrued interest receivable by loan class and making a comparison to the general ledger. A series of adjustments was then necessary to bring each general ledger account to its proper level. SSB Bank has now converted to a new core processor and believes that this problem will no longer continue, as it has been linked to weaknesses within the old core processor. Even though core processors have been changed, the reconcilement process will remain in place to ensure that system reports are adequate and are reflected in the appropriate general ledger accounts. Reviews of the reconcilements will be properly documented and performed timely.

Below is our progress to date:

Item 4. Controls and Procedures (Continued)

As of June 30, 2019, Management had made the following progress on remediating this material weakness:

●	The core processor was upgraded; and
●	A monthly reconcilement process has been put in place.
●	Testing of month-end accruals with new core processor; and
●	Ongoing month-end reconcilement between the general ledger and system loan accrued interest amounts.

The Company expects to fully remediate the financial reporting weakness by September 30, 2019.

Future filings will provide additional progress on the above remediation plans as well as the appropriate information necessary to identify any steps remaining to be taken and the estimated time frame to completely remediate the weakness noted.

Except as disclosed above, there were no other changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

10.1	SSB Bancorp, Inc. 2019 Equity Incentive Plan (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(3)	Incorporated by reference to Appendix A to the Revised Definitive Proxy Solicitation Materials for the 2019 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: August 14, 2019	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: August 14, 2019	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

