Form 10-Q
period 2019-09-30
SSB Bancorp, Inc.
filed 2019-11-14
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

YES [  ] NO [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 13, 2019, there were 2,259,265 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Consolidated Statements of Net Income for the Three Months Ended September 30, 2019 and 2018, and the Nine Months Ended September 30, 2019 and 2018	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2019 and 2018, and the Nine Months Ended September 30, 2019 and 2018	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2019	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	SIGNATURES	52

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$4,446,227	$2,428,542
Interest-bearing deposits with other financial institutions	14,787,332	6,605,528
Cash and cash equivalents	19,233,559	9,034,070

Certificates of deposit	2,715,000	846,000
Securities available for sale	8,534,477	9,068,101
Securities held to maturity (fair value of $4,576, and $6,478, respectively)	4,516	6,394
Loans	160,367,383	159,654,582
Allowance for loan losses	(1,159,457)	(1,124,925)
Net loans	159,207,926	158,529,657
Accrued interest receivable	676,076	639,474
Federal Home Loan Bank stock, at cost	2,845,700	2,651,400
Premises and equipment, net	4,273,736	4,335,514
Bank-owned life insurance	2,478,126	2,429,014
Deferred tax asset, net	289,357	312,623
Other assets	924,655	940,098
TOTAL ASSETS	$201,183,128	$188,792,345

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,195,773	$5,698,782
Interest-bearing demand	17,545,696	8,386,431
Money market	29,327,879	16,020,446
Savings	1,470,317	12,883,970
Time	93,489,172	93,119,137
Total deposits	148,028,837	136,108,766

Federal Home Loan Bank advances	31,374,500	31,374,500
Advances by borrowers for taxes and insurance	392,224	685,195
Accrued interest payable	286,541	255,486
Other liabilities	349,082	49,311
TOTAL LIABILITIES	180,431,184	168,473,258

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,249,168 shares issued and outstanding at $0.01 par value	22,492	22,483
Paid-in capital	8,698,407	8,692,971
Retained earnings	12,822,337	12,515,501
Unearned Employee Stock Ownership Plan (ESOP)	(804,196)	(837,245)
Accumulated other comprehensive loss	12,904	(74,623)
TOTAL STOCKHOLDERS’ EQUITY	20,751,944	20,319,087

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$201,183,128	$188,792,345

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
INTEREST INCOME
Loans, including fees	$1,927,847	$1,683,360	$5,599,418		$4,771,307
Interest-bearing deposits with other financial institutions	64,691	25,985	225,805		59,892
Certificates of deposit	18,795	3,801	29,993		11,295
Investment securities:		-			-
Taxable	88,971	66,977	284,799		153,804
Exempt from federal income tax	6,880	8,202	22,389		25,081
Total interest income	2,107,184	1,788,325	6,162,404		5,021,379

INTEREST EXPENSE
Deposits	738,586	578,042	2,155,630		1,551,743
Federal Home Loan Bank advances and other bank obligations	225,762	177,220	647,510		486,861
Total interest expense	964,348	755,262	2,803,140		2,038,604

NET INTEREST INCOME	1,142,836	1,033,063	3,359,264		2,982,775
Provision for loan losses	53,000	50,000	148,500		115,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,089,836	983,063	3,210,764		2,867,775

NONINTEREST INCOME
Securities gains, net	-	-	50,593		-
Gain on sale of loans	85,485	62,873	221,946		157,552
Loan servicing fees	42,485	35,047	122,162		103,876
Earnings on bank-owned life insurance	16,549	18,110	49,112		53,368
Other	13,862	18,632	45,409		46,327
Total noninterest income	158,381	134,662	489,222		361,123

NONINTEREST EXPENSE
Salaries and employee benefits	518,544	458,104	1,579,202		1,285,699
Occupancy	94,440	93,123	294,278		280,232
Professional fees	167,427	144,514	430,712		557,113
Federal deposit insurance	44,500	41,000	153,500		129,500
Data processing	119,227	93,487	326,123		243,573
Director fees	33,194	41,153	97,142		111,441
Contributions and donations	16,750	23,027	53,469		55,877
Other	133,963	110,114	399,295		347,937
Total noninterest expense	1,128,045	1,004,522	3,333,721		3,011,372

Income before income taxes	120,172	113,203	366,265		217,526
Provision for income taxes	30,619	18,369	59,429		19,137

NET INCOME	$89,553	$94,834	$306,836		$198,389

EARNINGS PER COMMON SHARE
Basic	$0.04	$0.04	$0.14	$	N/A
Diluted	$0.04	$0.04	$0.14	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,167,659	2,162,873	2,166,221		N/A
Diluted	2,167,659	2,162,873	2,166,442		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$	N/A
COMPREHENSIVE INCOME	$49,448	$38,802	$394,363		$119,122

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net income	$89,553	$94,834	$306,836	$198,389
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(50,766)	(30,195)	161,387	(60,008)
Income tax effect	10,661	(25,837)	(33,891)	(19,259)

Reclassification adjustment for net securities (gains) losses recognized in income	-	-	(50,593)	-
Income tax effect included in provision for income taxes	-	-	10,624	-

Other comprehensive income (loss), net of tax	(40,105)	(56,032)	87,527	(79,267)

Total comprehensive income	$49,448	$38,802	$394,363	$119,122

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive (gain) loss	Total
Balance as of January 1, 2018	$-	$-	$12,135,085	$-	$(23,487)	$12,111,598

Net income	-	-	380,416	-	-	380,416

Other comprehensive loss	-	-	-	-	(51,136)	(51,136)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(3,073)	-	44,065	-	40,992

Balance as of January 1, 2019	22,483	8,692,971	12,515,501	(837,245)	(74,623)	20,319,087

Net income	-	-	306,836	-	-	306,836

Other comprehensive income	-	-	-	-	87,527	87,527

Refund on offering expenses	-	1,005	-	-	-	1,005
						-
Stock compensation plan	9	9,653	-	-	-	9,662
						-
Amortizaton of ESOP	-	(5,222)	-	33,049	-	27,827

Balance as of September 30, 2019	$22,492	$8,698,407	$12,822,337	$(804,196)	$12,904	$20,751,944

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2019	2018
	(unaudited)
OPERATING ACTIVITIES
Net income	$306,836	$198,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	148,500	115,000
Depreciation	127,543	115,201
Net amortization of investment securities	30,163	11,489
Loss on sale of portfolio loans	12,178	-
Origination of loans held for sale	(8,340,950)	(8,134,750)
Proceeds from sale of loans	8,575,074	8,292,303
Gain on sale of loans	(234,124)	(157,553)
Gain on other real estate owned	(380)	-
Amortization of net deferred loan origination costs	52,832	-
Deferred income tax provision	-	(14,646)
Gain on sale of investments	(50,593)	-
Increase in accrued interest receivable	(36,602)	(80,874)
Increase in accrued interest payable	31,055	38,501
Stock compensation expense	9,662	-
Amortization of ESOP	27,827	30,945
Increase in bank owned life insurance	(49,112)	(53,369)
Other, net	255,282	729,640
Net cash provided by (used in) operating activities	865,191	1,090,276

INVESTING ACTIVITIES
Purchase of certificates of deposit	(2,217,000)	(248,000)
Redemption of certificates of deposit	348,000	345,000
Investment securities available for sale:
Purchases	(3,582,107)	(6,651,661)
Proceeds from sales	2,943,675	-
Proceeds from principal repayments, calls, and maturities	1,303,279	232,898
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	1,878	2,688
Redemption of Federal Home Loan Bank stock	168,200	174,400
Purchase of Federal Home Loan Bank stock	(362,500)	(626,700)
Purchases of loans	(2,388,950)	-
Increase in loans receivable, net	(2,072,356)	(16,154,301)
Proceeds from sale of portfolio loans	3,569,527	-
Proceeds from sale of other real estate owned	60,312	-
Purchases of premises and equipment	(65,765)	(128,408)
Net cash (used for) provided by investing activities	(2,293,807)	(23,054,084)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	11,920,071	(1,063,652)
Increase in advances by borrowers for taxes and insurance	(292,971)	(370,707)
Net proceeds from stock offering	-	8,718,527
Refund on offering expenses	1,005	-
Purchase of ESOP shares	-	(881,310)
Repayment of Federal Home Loan Bank advances	-	(9,291,700)
Proceeds from Federal Home Loan Bank advances	-	14,250,000
Decrease in prepaid reorgainization and stock issuance costs	-	-
Net cash provided by (used in) financing activities	11,628,105	11,361,158

Increase (decrease) in cash and cash equivalents	10,199,489	(10,602,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034,070	16,478,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,233,559	$5,875,416

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,772,085	$2,000,103
Income taxes	-	135,241

Noncash investing activities:
Loans held for investment transferred to loans held for sale	3,581,705	-

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The interim consolidated financial statements at September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period. The financial statements at December 31, 2018, are derived from the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

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

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies and define an “emerging growth company.” As an emerging growth company, the Company has opted to delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company has elected to take advantage of the benefits of extended transition periods. Accordingly, the Company’s consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five-step approach to revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Update has not had a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Update has not had a significant impact on the Company’s consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. For public business entities that meet the definition of a “smaller reporting company” under the rules and regulations of the SEC, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Company is currently in the early stages of implementing processes to comply with the requirements of the Update.

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

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	September 30, 2019 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$6,014,770	$20,206	$(23,351)	$6,011,625
Obligations of state and political subdivisions	1,394,969	1,941	(13)	1,396,897
Corporate bonds	1,108,805	17,150	-	1,125,955
Total	$8,518,544	$39,297	$(23,364)	$8,534,477

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities in government-sponsored entities	$3,883,220	$495	$(18,635)	$3,865,080
Obligations of state and political subdivisions	1,540,053	153	(38,244)	1,501,962
Corporate bonds	3,547,246	-	(38,511)	3,508,735
U.S. treasury securities	192,443	5	(124)	192,324
Total	$9,162,962	$653	$(95,514)	$9,068,101

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than 1 year to 30 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	September 30, 2019 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$104,198	104,491
Due after one year through five years	1,146,016	1,157,807
Due after five years through ten years	1,301,982	1,308,276
Due after ten years	5,966,348	5,963,903
Total	$8,518,544	$8,534,477

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended September 30, 2019, there were no sales of investments available for sale. For the nine months ended September 30, 2019, there were 6 corporate bonds sold with a total amortized cost of $2,751,221 and an associated gain on sale of $49,454. The proceeds of the sale were $2,800,675. There was also 1 municipal bond sold with an amortized cost of $141,861 and an associated gain on sale of $1,139. The proceeds of the sale were $143,000. There were no sales of investment securities in the three or nine months ended September 30, 2018.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	September 30, 2019 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities in government-sponsored entities	$4,516	$60	$-	$4,576
Total	$4,516	$60	$-	$4,576

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities in government-sponsored entities	$6,394	$84	$-	$6,478
Total	$6,394	$84	$-	$6,478

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

	September 30, 2019 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$-	$-
Due after one year through five years	3,177	3,193
Due after five years through nine years	1,339	1,383

Total	$4,516	$4,576

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	September 30, 2019 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$3,484,451	$(21,181)	$292,421	$(2,170)	$3,776,872	$(23,351)
Obligations of state and political subdivisions	24,987	(13)	-	-	24,987	(13)
Total	$3,509,438	$(21,194)	$292,421	$(2,170)	$3,801,859	$(23,364)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$3,458,555	$(7,806)	$341,423	$(10,829)	$3,799,978	$(18,635)

Obligations of state and political subdivisions	55,708	(34)	1,397,740	(38,210)	1,453,448	(38,244)
Corporate bonds	3,309,271	(37,959)	199,464	(552)	3,508,735	(38,511)
U.S. treasury securities	159,275	(124)	-	-	159,275	(124)
Total	$6,982,809	$(45,923)	$1,938,627	$(49,591)	$8,921,436	$(95,514)

Management reviews the Company’s investment positions monthly. There were 8 investments that were temporarily impaired as of September 30, 2019, with aggregate depreciation of less than 1 percent of the Company’s amortized cost basis. There were 25 investments that were temporarily impaired as of December 31, 2018, with aggregate depreciation of less than 2 percent from the Company’s amortized cost basis. Management has asserted that at September 30, 2019 and December 31, 2018, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other-than-temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Company’s loan portfolio summarized by category is as follows:

	September 30,	December 31,
	2019	2018
	(unaudited)
Mortgage loans:
One-to-four family	$69,415,053	$75,520,850
Commercial	62,486,946	59,494,384
	131,901,999	135,015,234

Commercial and industrial	22,628,993	19,166,207
Consumer	5,826,158	5,404,216
	160,357,150	159,585,657

Third-party loan acquisition and other net origination costs	186,172	268,101
Discount on loans previously held for sale	(175,939)	(199,176)
Allowance for loan losses	(1,159,457)	(1,124,925)

Total	$159,207,926	$158,529,657

The Company’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Company’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Company’s underwriting policies.

During the normal course of business, the Company may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Company had transferred $10.7 million and $7.5 million in participation loans as of September 30, 2019 and December 31, 2018, respectively, to other financial institutions. As of September 30, 2019, and December 31, 2018, all these loans were being serviced by the Company.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three months ended September 30, 2019 (unaudited) and 2018 (unaudited), respectively:

	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Three months ended September 30, 2019:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$446,697	$386,720	$276,496	$47,196	$1,157,109
Charge-offs	-	-	(50,652)	-	(50,652)
Recoveries	-	-	-	-	-
Provision	(28,069)	106,147	(4,155)	(20,923)	53,000
Ending balance	$418,628	$492,867	$221,689	$26,273	$1,159,457

	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Three months ended September 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$471,438	$437,619	$134,880	$46,079	$1,090,016
Charge-offs	-	-	(9,270)	(29,146)	(38,416)
Recoveries	-	-	-	-	-
Provision (credit)	(33,194)	(46,940)	104,987	25,147	50,000
Ending balance	$438,244	$390,679	$230,597	$42,080	$1,101,600

	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Nine months ended September 30, 2019:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	(50,652)	(13,189)	(115,041)
Recoveries	-	-	1,073	-	1,073
Provision	24,357	121,899	7,547	(5,303)	148,500
Ending balance	$418,628	$492,867	$221,689	$26,273	$1,159,457

	Mortgage One-to-Four	Mortgage	Commercial and	Consumer and
Nine months ended September 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	(9,270)	(29,146)	(54,845)
Recoveries	-	-	-	-	-
Provision (credit)	(59,173)	7,144	159,013	8,016	115,000
Ending balance	$438,244	$390,679	$230,597	$42,080	$1,101,600

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of September 30, 2019 (unaudited), and December 31, 2018.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
September 30, 2019
Allowance for loan losses:
Loans deemed impaired	$43,180	$-	$-	$-	$43,180

Loans not deemed impaired	375,448	492,867	221,689	26,273	1,116,277

Ending Balance	$418,628	$492,867	$221,689	$26,273	$1,159,457

September 30, 2019
Loans:
Loans deemed impaired	$3,862,536	$2,322,992	$1,404,568	$6,195	$7,596,291

Loans not deemed impaired	65,552,517	60,163,954	21,224,425	5,819,963	152,760,859

Ending Balance	$69,415,053	$62,486,946	$22,628,993	$5,826,158	$160,357,150

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2018
Allowance for loan losses:
Loans deemed impaired	$28,136	$-	$-	$-	$28,136

Loans not deemed impaired	394,403	393,900	263,721	44,765	1,096,789

Ending Balance	$422,539	$393,900	$263,721	$44,765	$1,124,925

December 31, 2018
Loans:
Loans deemed impaired	$2,486,210	$1,768,845	$155,660	$1,195	$4,411,910

Loans not deemed impaired	73,034,640	57,725,539	19,010,547	5,403,021	155,173,747

Ending Balance	$75,520,850	$59,494,384	$19,166,207	$5,404,216	$159,585,657

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of September 30, 2019, and December 31, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	September 30, 2019 (unaudited)			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$3,701,676	$3,725,924	$-	$2,211,525	$2,211,525	$-
Commercial	2,322,992	$2,335,759	-	1,768,845	$1,768,845	-
Commercial and Industrial	1,404,568	$1,455,220	-	155,660	$155,660	-
Consumer and HELOC	6,195	$6,195	-	1,195	$1,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	160,860	160,923	43,180	274,685	274,685	28,136
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	3,862,536	3,886,847	43,180	2,486,210	2,486,210	28,136
Commercial	2,322,992	2,335,759	-	1,768,845	1,768,845	-
Commercial and Industrial	1,404,568	1,455,220	-	155,660	155,660	-
Consumer and HELOC	6,195	6,195	-	1,195	1,195	-

Total	$7,596,291	$7,684,021	$43,180	$4,411,910	$4,411,910	$28,136

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$3,592,680	$12,468	$2,051,434	$8,881
Commercial	2,292,069	13,511	1,555,260	5,125
Commercial and industrial	541,458	-	142,033	-
Consumer and HELOC	6,195	-	23,461	298

With an allowance recorded:
Mortgage loans:
One-to-four family	161,372	766	355,222	1,902
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	3,754,052	13,234	2,406,656	10,783
Commercial	2,292,069	13,511	1,555,260	5,125
Commercial and industrial	541,458	-	142,033	-
Consumer and HELOC	6,195	-	23,461	298

Total	$6,593,774	$26,745	$4,127,410	$16,206

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,655,914	$42,401	$1,961,587	$9,313
Commercial	2,044,432	37,417	1,262,149	6,669
Commercial and industrial	284,259	-	105,142	-
Consumer and HELOC	6,195	-	38,063	505

With an allowance recorded:
Mortgage loans:
One-to-four family	163,879	2,372	374,613	7,622
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	2,819,793	44,773	2,336,200	16,935
Commercial	2,044,432	37,417	1,262,149	6,669
Commercial and industrial	284,259	-	105,142	-
Consumer and HELOC	6,195	-	38,063	505

Total	$5,154,679	$82,190	$3,741,554	$24,109

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	September 30, 2019 (unaudited)
	30-59	60-89	90 Days				90 Days or
	Days	Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$660,001	1,443,947	1,990,438	4,094,386	$65,320,667	$69,415,053	$-
Commercial	730,396	636,147	199,362	1,565,905	60,921,041	62,486,946	-
Commercial and industrial	1,863,458	951,863	50,652	2,865,973	19,763,020	22,628,993	-
Consumer and HELOC	2,535	65,456	6,195	74,186	5,751,972	5,826,158	-
Total	$3,256,390	$3,097,413	$2,246,647	$8,600,450	$151,756,700	$160,357,150	$-

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$305,412	624,784	1,701,044	2,631,240	$72,889,610	$75,520,850	$-
Commercial	-	-	1,094,376	1,094,376	58,400,008	59,494,384	-
Commercial and industrial	-	-	155,660	155,660	19,010,547	19,166,207	-
Consumer and HELOC	-	-	1,195	1,195	5,403,021	5,404,216	-
Total	$305,412	$624,784	$2,952,275	$3,882,471	$155,703,186	$159,585,657	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	September 30, 2019	December 31, 2018
	(unaudited)
Mortgage loans:
One-to-four family	$2,445,442	$2,302,267
Commercial	1,378,589	1,094,376
Commercial and industrial	1,404,568	155,660
Consumer and HELOC	6,195	1,195
Total	$5,234,794	$3,553,498

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to their credit risk. The Company uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	September 30, 2019 (unaudited)		December 31, 2018
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$60,749,409	$18,667,148	$57,773,482	$15,028,078
Loans rated 6	25,262	3,961,845	-	3,982,469
Loans rated 7	1,712,275	-	1,720,902	155,660
Ending balance	$62,486,946	$22,628,993	$59,494,384	$19,166,207

There were no loans classified as doubtful or loss at September 30, 2019, or December 31, 2018.

For one-to-four family mortgage and consumer and HELOC loans, the Company evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	September 30, 2019 (unaudited)		December 31, 2018
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$66,969,611	$5,819,963	$73,218,583	$5,403,021
Nonperforming	2,445,442	6,195	2,302,267	1,195
Total	$69,415,053	$5,826,158	$75,520,850	$5,404,216

Troubled Debt Restructurings

There was one loan modified as a troubled debt restructuring during the three months ended September 30, 2019 (unaudited). The loan was a one-to-four family mortgage and had a pre- and post-modification balance of $920,943. The concession granted by the Company was a deferment of a portion of interest to the maturity date of the loan. There were no additional loans modified as troubled debt restructurings in the nine months ended September 30, 2019.

There was one loan modified as a troubled debt restructuring during the three months ended September 30, 2018 (unaudited). The loan was a one-to-four family mortgage and had a pre- and post-modification balance of $146,053. The concession granted by the Company was an extension of the maturity date. There were no additional loans modified as troubled debt restructurings in the nine months ended September 30, 2018.

As of September 30, 2019, and December 31, 2018, the Company allocated $43,180 and $1,980, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

The Company did not have any loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting period.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three and nine months ended September 30, 2019, the Company recognized $8,697 and $27,827, respectively, in compensation expense.

9.	STOCK COMPENSATION PLAN

In May 2019, the Company’s board adopted, and its shareholders approved, the SSB Bancorp, Inc. 2019 Equity Incentive Plan (the Plan) authorizing the grant of options or restricted stock covering 154,229 shares of common stock. The maximum number of shares of stock that may be delivered under the Plan pursuant to the exercise of stock options is 110,164 and the maximum number of shares of stock that may be issued as restricted stock awards, restricted stock units, and performances shares is 44,065. Under the Plan, options or restricted stock can be granted to directors, officers, and employees that provide services to the Company, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the grant date. The maximum term of any option granted under the Plan cannot exceed 10 years.

On May 23, 2019, 11,015 shares of restricted stock and 27,540 stock options were awarded to directors under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on May 23, 2020, and the related expense is being recognized straight-line over the 60-month period. At September 30, 2019, there were 33,050 shares of stock and 82,624 stock options available to be issued under the Plan.

The following tables summarize transactions regarding the restricted stock under the Plan for the three and nine months ended September 30, 2019.

Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at June 30, 2019	11,015	$8.35
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares at September 30, 2019	11,015	8.35

9.	STOCK COMPENSATION PLAN (Continued)

Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at December 31, 2018	-	$-
Granted	11,015	8.35
Vested	-	-
Forfeited	-	-
Non-vested shares at September 30, 2019	11,015	8.35

A summary of the status of the awarded stock options at September 30, 2019, and changes during the three and nine months ended September 30, 2019 is presented in the tables and narrative following:

	Three months ended
	September 30, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 1, 2019	27,540	$8.35	$0.97
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2019	27,540	8.35	0.97
Exercisable at September 30, 2019	-	-
Weighted average of options granted in current year		$8.35	0.97

	Nine months ended
	September 30, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2019	-	$-		$-
Granted	27,540	8.35	0.97
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2019	27,540	8.35	0.97
Exercisable at June 30, 2019	-	-
Weighted average of options granted in current year		$8.35	0.97

9.	STOCK COMPENSATION PLAN (Continued)

At September 30, 2019, none of the 27,540 options outstanding are exercisable. The 27,540 options that are not yet exercisable all have an exercise price of $8.35 and a weighted average remaining contractual life of 10 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in the three and nine months ended September 30, 2019.

Three months ended
Pricing model assumption ranges	September 30, 2019
Risk-free interest rate	2.00%
Expected lives in years	10
Expected volatility	8.86%
Expected forfeiture rate	10.00%
Expected dividend rate	1.50%

Nine months ended
Pricing model assumption ranges	September 30, 2019
Risk-free interest rate	2.00%
Expected lives in years	10
Expected volatility	8.86%
Expected forfeiture rate	10.00%
Expected dividend rate	1.50%

The Company uses the modified prospective method for accounting for stock-based compensation. For the three months ended September 30, 2019, the Company recognized $5,000 and $1,000 of pretax compensation expense related to restricted stock awards and stock option awards, respectively. For the nine months ended September 30, 2019, the company recognized $8,000 and $2,000 of pretax compensation expense related to restricted stock awards and stock option awards, respectively. As of September 30, 2019, there was $84,000 of unrecognized compensation expense related to restricted stock awards, and $22,000 of unrecognized compensation expense related to stock option awards that will be recognized over the remaining vesting periods.

No stock options have been exercised as of September 30, 2019.

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

As of September 30, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and ratios are also presented in the table below.

	September 30,		December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,739,040	14.38%	$20,393,710	14.22%
For capital adequacy purposes	6,489,540	4.50%	6,453,270	4.50%
To be well capitalized	9,373,780	6.50%	9,321,390	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$20,739,040	14.38%	$20,393,710	14.22%
For capital adequacy purposes	8,652,720	6.00%	8,604,360	6.00%
To be well capitalized	11,536,960	8.00%	11,472,480	8.00%

Total capital
(to risk-weighted assets)
Actual	$21,898,497	15.18%	$21,518,635	15.01%
For capital adequacy purposes	11,536,960	8.00%	11,472,480	8.00%
To be well capitalized	14,421,200	10.00%	14,340,600	10.00%

Tier 1 capital
(to average assets)
Actual	$20,739,040	10.68%	$20,393,710	11.59%
For capital adequacy purposes	7,765,535	4.00%	7,036,287	4.00%
To be well capitalized	9,706,918	5.00%	8,795,358	5.00%

11.	COMMITMENTS

In the normal course of business, the Company makes various commitments that are not reflected in the Company’s consolidated financial statements. The Company offers such products to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary.

Off-balance sheet commitments consist of the following:

September 30, 2019
(unaudited)

Commitments to extend credit	$1,980,750
Construction unadvanced funds	4,470,336
Unused lines of credit	7,035,443
Letters of credit	3,161,135
$16,647,664

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

The Company and certain executives are parties to employment agreements that provide for a base salary and certain other benefits. The initial terms of the agreements are for three years with annual renewals thereafter. In the event of the executive’s termination without cause, as defined, the executive will receive a lump-sum cash payment equal to the amount remaining under the contract. Additional benefits are payable upon a change in control, as defined.

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At September 30, 2019 and December 31, 2018, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

12.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2019 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$6,011,626	$-	$6,011,626
Obligations of state and political subdivisions	-	1,396,897	-	1,396,897
Corporate bonds	-	1,125,955	-	1,125,955
Mortgage servicing rights	-	-	279,697	279,697
Impaired loans with reserve	-	-	117,743	117,743

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$3,865,080	$-	$3,865,080
Obligations of state and political subdivisions	-	1,501,962	-	1,501,962
Corporate bonds	-	3,508,735	-	3,508,735
U.S. treasury securities	192,324	-	-	192,324
Mortgage servicing rights	-	-	234,344	234,344
Impaired loans with reserve	-	-	246,549	246,549

	September 30, 2019 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$49,900	$49,900

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$138,100	$138,100

12.	FAIR VALUE MEASUREMENTS (Continued)

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	September 30,	Valuation	Valuation	(Weighted
	2019	Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	$49,900	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	117,743	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	279,697	Discounted cash flows	Loan prepayment speeds	8.49% - 10.52%
				(9.44)%

	Fair Value at			Range
	December 31,	Valuation	Valuation	(Weighted
	2018	Techniques	Unobservable Inputs	Average)

Other real estate owned	$138,100	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	246,549	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	234,344	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.69)%

12.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2019 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$19,233,559	$19,233,559	$19,233,559	$-	$-
Certificates of deposit	2,715,000	2,841,615	-	2,841,615	-
Investment securities:
Available for sale	8,534,477	8,534,477	-	8,534,477	-
Held to maturity	4,516	4,576	-	4,576	-
Loans, net	159,207,926	168,805,926	-	-	168,805,926
Accrued interest receivable	676,076	676,076	-	676,076	-
FHLB Stock	2,845,700	2,845,700	-	-	2,845,700

Financial liabilities:
Deposits	148,028,837	150,276,837	54,539,665	-	95,737,172
FHLB advances	31,374,500	32,073,500	-	32,073,500	-
Accrued interest payable	286,541	286,541	-	286,541	-

	December 31, 2018
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$9,034,070	$9,034,070	$9,034,070	$-	$-
Certificates of deposit	846,000	837,828	-	837,828	-
Investment securities:
Available for sale	9,068,101	9,068,101	192,324	8,875,777	-
Held to maturity	6,394	6,478	-	6,478	-
Loans, net	158,529,657	159,275,657	-	-	159,275,657
Accrued interest receivable	639,474	639,474	-	639,474	-
FHLB Stock	2,651,400	2,651,400	-	-	2,651,400

Financial liabilities:
Deposits	136,108,766	134,639,766	42,989,629	-	91,650,137
FHLB advances	31,374,500	31,242,500	-	31,242,500	-
Accrued interest payable	255,486	255,486	-	255,486	-

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

Commitments

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 11.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended September 30,
	2019	2018

Accumulated other comprehensive income (loss), beginning of period	$53,009	$(46,722)
Other comprehensive income (loss) on securities before reclassification, net of tax	(40,105)	(56,032)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	-

Net other comprehensive income (loss)	(40,105)	(56,032)

Accumulated other comprehensive income (loss), end of period	$12,904	$(102,754)

	Net Unrealized Gain (Loss)
	on Securities
	Nine months ended September 30,
	2019	2018
	(unaudited)

Accumulated other comprehensive income (loss), beginning of period	$(74,623)	$(23,487)

Other comprehensive income (loss) on securities before reclassification, net of tax	127,496	(79,267)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(39,969)	-

Net other comprehensive income (loss)	87,527	(79,267)

Accumulated other comprehensive income (loss), end of period	$12,904	$(102,754)

15.	EARNINGS PER SHARE

Earnings per common share for the three and nine months ended September 30, 2019, and the three months ended September 30, 2018, are represented in the following table.

Earnings per common share for the nine months ended September 30, 2018 is not presented because the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)

Net Income	$89,553	$94,834

Shares outstanding for basic EPS:
Average shares outstanding	2,248,805	2,248,250
Less: Average unearned ESOP shares	81,146	85,377
Shares outstanding for basic EPS	2,167,659	2,162,873
Additional dilutive shares	-	-

Shares outstanding for diluted EPS	2,167,659	2,162,873

Basic income per share	$0.04	$0.04
Diluted income per share	$0.04	$0.04

Nine months ended
September 30, 2019
(unaudited)

Net Income	$306,836

Shares outstanding for basic EPS:
Average shares outstanding	2,248,458
Less: Average unearned ESOP shares	82,237
Shares outstanding for basic EPS	2,166,221
Additional dilutive shares	221

Shares oustanding for diluted EPS	2,166,442

Basic income per share	$0.14
Diluted income per share	$0.14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2019 and December 31, 2018 and results of operations for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the consolidated financial condition and consolidated results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q. Financial information for the periods before the Reorganization on January 24, 2018 is that of SSB Bank only.

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

From time to time, we may choose to restructure the contractual terms of certain loans either at the borrower or the Company’s request. We review all scenarios to determine the best payment structure with the borrower to improve the likelihood of repayment. Management reviews modified loans to determine if the loan should be classified as a trouble debt restructuring. A trouble debt restructuring is when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Management considers the borrower’s ability to repay when a request to modify existing loan terms is presented. A transfer of assets to repay the loan balance, a modification of loan terms or a combination of these may occur. If an appropriate arrangement cannot be made, the loan is referred to legal counsel, at which time foreclosure will begin. If a loan is accruing at the time of restructuring, we review the loan to determine if it should be placed on non-accrual. It is our policy to keep a troubled debt restructured loan on non-accrual status for at least six months to ensure the borrower can repay, at that time management may consider its return to accrual status. Troubled debt restructured loans are classified as impaired loans.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 16 to the 2018 Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At September 30, 2019, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets increased by $12.4 million, or 6.6%, from $188.8 million at December 31, 2018 to $201.2 million at September 30, 2019. There was an increase in cash and cash equivalents of $10.2 million and an increase in certificates of deposit of $1.9 million when comparing September 30, 2019, with December 31, 2018. The increase in assets was primarily driven by an increase in total deposits of $11.9 million from $136.1 million at December 31, 2018 to $148.0 million at September 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased by $10.2 million, or 112.9%, to $19.2 million at September 30, 2019 from $9.0 million at December 31, 2018. The increase in cash was caused by an $8.2 million increase in interest-bearing deposits with other financial institutions. The increase was primarily driven by an increase in total deposits of $11.9 million.

Net Loans. Net loans increased $678,000, or 0.4%, to $159.2 million at September 30, 2019, from $158.5 million at December 31, 2018. This was caused primarily by increases in commercial mortgage loans and commercial and industrial loans of $3.0 million and $3.5 million, respectively. These increases were offset by a decrease in one-to-four family mortgages of $6.1 million. The decrease in one-to-four mortgage loans was due to payoffs and repayments outpacing originations as well as a sale of $3.6 million in one-to-four loans, servicing retained.

Available for Sale Securities. Securities available for sale decreased by $534,000 or 5.9%, to $8.5 million at September 30, 2019, from $9.1 million at December 31, 2018. The decrease is primarily due the sale of $2.9 million in securities including $2.8 million in corporate bonds and $143,000 in municipal bonds. Also contributing to the decrease was the maturity of $200,000 in corporate bonds and $192,000 in U.S. treasury securities. These decreases were offset by the purchases of $3.0 million in mortgage-backed securities and $500,000 in investment grade corporate bonds.

Deposits. Total deposits increased to $148.0 million at September 30, 2019 from $136.1 million at December 31, 2018. The increase of $11.9 million, or 8.8%, was primarily due to an increase in interest-bearing demand deposits of $9.2 million. The increase was due to the gain of several high-balance deposit relationships. As part of its strategic plan, SSB Bank is focused on growing core deposits and decreasing brokered time deposits. There was a reclassification of certain account types from savings to money market accounts in 2019 that affected $12.4 million in deposits, however, this reclassification did not affect total deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $31.4 million at both September 30, 2019 and December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased by $433,000, or 2.1%, to $20.8 million at September 30, 2019 from $20.3 million at December 31, 2018. The increase was primarily due to net income of $307,000 over the nine month period. Contributing to the increase in stockholders’ equity was an increase in accumulated other comprehensive income of $88,000. The increase in accumulated other comprehensive income was due to the increases of the fair values of the securities available for sale due to a decline in market interest rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Net Income. Net income decreased by $5,000, or 5.6% to $90,000 for the three months ended September 30, 2019, from $95,000 for the three months ended September 30, 2018. The decrease was primarily due to an increase in interest expense of $209,000, or 27.7%, from $755,000 for the three months ended September 30, 2018 to $964,000 for the three months ended September 30, 2019. Noninterest expense increased by $124,000, or 12.3%, to $1.1 million for the three months ended September 30, 2019, from $1.0 million for the three months ended September 30, 2018. Offsetting these increases was an increase in interest income of $319,000, or 17.8% from $1.8 million for the three months ended September 30, 2018, to $2.1 million for the three months ended September 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $319,000, or 17.8%, to $2.1 million for the three months ended September 30, 2019, from $1.8 million for the three months ended September 30, 2018. Interest income on loans increased $244,000, or 14.5%. This increase is attributable to an increase in the average balance of net loans of $6.3 million, or 4.1%, from $153.0 million in the three months ended September 30, 2018, to $159.2 million in the three months ended September 30, 2019. Further, the yield on net loans increased 45 basis points from 4.41% for the three months ended September 30, 2018 to 4.86% for the three months ended September 30, 2019, primarily due to a rise in adjustable rate loan indexes and higher rates on new loans. Interest-income on interest bearing deposits increased by $39,000 due to a rise in both volume and rate in interest-bearing deposits with other financial institutions. Also, interest income from investment securities increased by $21,000 due to a $1.8 million increase in average investments.

Interest Expense. Total interest expense increased $209,000, or 27.7%, to $964,000 for the three months ended September 30, 2019, compared to $755,000 for the three months ended September 30, 2018. Interest expense on deposit accounts increased $161,000, or 27.8%, to $739,000 for the three months ended September 30, 2019, compared to $578,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $13.3 million, or 11.1%, from $120.3 million for the three months ended September 30, 2018, to $133.6 million for the three months ended September 30, 2019. The total average cost of deposits increased by 29 basis points from 1.93% for the three months ended September 30, 2018, to 2.22% for the three months ended September 30, 2019, due to an increase in market interest rates.

Interest expense on Federal Home Loan Bank advances increased $49,000 or 27.4%, to $226,000 for the three months ended September 30, 2019, from $177,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in the average balance of advances of $2.0 million, or 6.6%, from $29.4 million for the three months ended September 30, 2018 to $31.3 million for the three months ended September 30, 2019. The average cost of these borrowings increased 47 basis points from 2.42% for the three months ended September 30, 2018 to 2.89% for the three months ended September 30, 2019. The increase in cost is due to higher interest rates on new borrowings and borrowings that repriced within the two periods.

Net Interest Income. Net interest income increased $110,000, or 10.6%, when comparing the two periods. This was due to an increase in interest income of $319,000 when comparing the two periods, while interest expense increased only by $209,000 when comparing the two periods. Average interest-earning assets for the three months ended September 30, 2018 was $168.4 million, and it increased $14.1 million to $182.5 million for the three months ended September 30, 2019, an increase of 8.4%. Net interest earning assets decreased $1.1 million, or 6.0%, to $17.6 million for the three months ended September 30, 2019, from $18.7 million for the three months ended September 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018 (Continued)

Provision for Loan Losses. The provision for loan losses increased $3,000, or 6.0%, to $53,000 for the three months ended September 30, 2019, from $50,000 for the three months ended September 30, 2018. The small increase in provision for loan losses can be attributed to the increase in the size of the loan portfolio. Average net loans for the three months ended September 30, 2018 was $153.0 million and it increased $6.3 million to $159.2 million for the three months ended September 30, 2019.

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

Non-Interest Income. Non-interest income increased $24,000, or 17.6% to $158,000 for the three months ended September 30, 2019, from $135,000 for the comparable three months ended September 30, 2018. The increase was primarily due to an increase in gain on sale of loans from $63,000 for the three months ended September 30, 2018 to $85,000 for the three months ended September 30, 2019.

Non-Interest Expense. Non-interest expense increased $124,000, or 12.3%, to $1.1 million for the three months ended September 30, 2019, compared to $1.0 million for the three months ended September 30, 2018. Salaries and employee benefits increased $60,000, or 13.2%, to $519,000 for the three months ended September 30, 2019 from $458,000 for the three months ended September 30, 2018. The increase was associated with a severance accrual as well as the addition of staff and yearly pay raises. Data processing increased by $26,000 due to expanded capabilities with our core processor. There were also increases in professional fees, federal deposit insurance, occupancy, and other non-interest expenses of $23,000, $4,000, $1,000, and $24,000, respectively. Offsetting the increases were decreases in director fees and contributions and donations of $8,000 and $6,000, respectively.

Income Taxes. The Company has recorded an income tax provision of $31,000 for the three months ended September 30, 2019, an increase of $12,000, or 66.7%, from the tax provision of $18,000 recorded in the 3 months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 25.5% compared to 16.3% for the three months ended September 30, 2018. The higher effective tax rate was due to tax credits recognized in 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Net Income. Net income was $307,000 for the nine months ended September 30, 2019, compared to net income of $198,000 for the nine months ended September 30, 2018, an increase of $108,000 or 54.7%. The increase was primarily due to an increase in interest income of $1.1 million, or 22.7%, from $5.0 million for the nine months ended September 30, 2018, to $6.2 million for the nine months ended September 30, 2019. Non-interest income increased $128,000, or 35.5%, to $489,000 for the nine months ended September 30, 2019 from $361,000 for the nine months ended September 30, 2018. Offsetting these increases was an increase in interest expense of $765,000, or 37.5%, and an increase in non-interest expense of $322,000, or 10.7%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018 (Continued)

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 22.7%, to $6.1 million for the nine months ended September 30, 2019, from $5.0 million for the nine months ended September 30, 2018. Interest income on loans increased $828,000, or 17.4%. This increase is attributable to an increase in the average balance of net loans of $9.8 million, or 6.6%. The average balances increased to $157.5 million from $147.8 million when comparing the nine months ended September 30, 2019 with the nine months ended September 30, 2018. The weighted average yield on net loans increased 43 basis points from 4.32% for the nine months ended September 30, 2018 to 4.75% for the nine months ended September 30, 2019, primarily due to a rise in adjustable rate loan indexes and higher rates on new loans. Interest-income on interest bearing deposits increased by $166,000, or 277.0%, due to an increase in average balance of interest-bearing deposits of $6.7 million. Additionally, yield on interest-bearing deposits increased 114 basis points due to a general rise in interest rates. Also, interest from investment securities (not including Federal Home Loan Bank stock dividends) increased by $128,000 both due to a $4.0 million increase in average investments and a 5-basis point increase in yield from investment securities.

Interest Expense. Total interest expense increased $765,000, or 37.5%, to $2.8 million for the nine months ended September 30, 2019, compared to $2.0 million for the nine months ended September 30, 2018. Interest expense on deposit accounts increased $604,000, or 38.9%, to $2.2 million for the nine months ended September 30, 2019, compared to $1.6 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $16.6 million, or 14.1%, from $118.2 million for the nine months ended September 30, 2018, to $134.9 million for the nine months ended September 30, 2019. The total average cost of deposits increased by 39 basis points, from 1.75% for the nine months ended September 30, 2018 to 2.14% for the nine months ended September 30, 2019 due to an increase in market interest rates.

Interest expense on Federal Home Loan Bank advances increased $161,000 or 33.0%, to $648,000 for the nine months ended September 30, 2019, from $487,000 for the nine months ended September 30, 2018. The increase was primarily due to an increase in the average balance of advances of $4.0 million, or 14.7%, from $27.3 million for the nine months ended September 30, 2018 to $31.4 million for the nine months ended September 30, 2019. The average cost of these borrowings increased 38 basis points from 2.38% for the nine months ended September 30, 2018 to 2.76% for the nine months ended September 30, 2019 primarily due to a rise in advance interest rates when comparing the two periods and the repricing of advances since September 30, 2018.

Net Interest Income. Net interest income increased $376,000, or 12.6%, when comparing the two periods. This was due to an increase in interest income of $1.1 million when comparing the two periods, while interest expense increased by only $765,000 over the two periods. Average interest-earning assets for the nine months ended September 30, 2018 were $161.4 million, and it increased $21.6 million to $182.9 million for the nine months ended September 30, 2019, an increase of 13.4%. Net interest earning assets increased $930,000, or 5.9%, to $16.7 million for the nine months ended September 30, 2019, from $15.8 million for the nine months ended September 30, 2018. There was also a decrease in net interest margin of 1 basis point from 2.47% for the nine months ended September 30, 2018, to 2.46% for the nine months ended September 30, 2019. The decrease in net interest margin is primarily due to the rises in short-term interest rates causing the yield curve to flatten.

Provision for Loan Losses. The provision for loan losses increased $34,000, or 29.1%, to $149,000 for the nine months ended September 30, 2019, from $115,000 for the nine months ended September 30, 2018. The increase in provision for loan losses can be attributed to the increase in the size of the total loan portfolio as well as the shift in loan mix when comparing the two periods. Most of the loan growth is in commercial mortgage loans and commercial and industrial loans while the one-to-four mortgage portfolio has decreased in size over the two periods. Average net loans for the nine months ended September 30, 2018 was $147.8 million and it increased $9.8 million to $157.5 million for the nine months ended September 30, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018 (Continued)

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

Non-Interest Income. Non-interest income increased $128,000, or 35.5% to $489,000 for the nine months ended September 30, 2019, from $361,000 for the nine months ended September 30, 2018. The increase was primarily due to increases in gains on sale of loans of $64,000, from $158,000 for the nine months ended September 30, 2018 to $222,000 for the nine months ended September 30, 2019. There was also an increase in gains on sales of securities of $51,000 for the nine months ended September 30, 2019. There were no securities sold in the nine months ended September 30, 2018. There was also an increase in loan servicing fees of $18,000, due to the increase in the size of the servicing portfolio.

Non-Interest Expense. Non-interest expense increased $322,000, or 10.7%, to $3.3 million for the nine months ended September 30, 2019, compared to $3.0 million for the nine months ended September 30, 2018. Salaries and employee benefits increased $294,000, or 22.8%, to $1.6 million for the nine months ended September 30, 2019 from $1.3 million for the nine months ended September 30, 2018. The increase was associated with a severance accrual as well as the addition of staff and yearly pay raises. Data processing increased by $83,000 due to expanded capabilities with our core processor. There were also increases in occupancy, federal deposit insurance, and other noninterest expense of $14,000, $24,000, and $51,000, respectively. These increases were offset by a decrease of $126,000 in professional fees, from $557,000 in the nine months ended September 30, 2018 to $431,000 in the nine months ended September 30, 2019, and a decrease in director fees of $14,000, from $111,000 for the nine months ended September 30, 2018 to $97,000 for the nine months ended September 30, 2019. The decrease in professional fees is primarily due to a change in auditing firms.

Income Taxes. The income tax provision increased by $40,000 to $59,000 for the nine months ended September 30, 2019 from $19,000 for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 16.2% compared to 8.8% for the nine months ended September 30, 2018. The higher effective tax was due to tax credits recognized in 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revision of Prior Period Financial Statements

During the 4th quarter of 2018, the Company identified and corrected an error related to its accounting treatment of accrued interest on investor sold loans and loan participations affecting the 3rd quarter of 2018. Prior period accrued interest receivable accounts were overstated at September 30, 2018 by $335,000. The Company was able to identify the sources of the issues and it resulted in the Company correcting interest income and the provision for income taxes for the 3rd quarter of 2018. On the corresponding balance sheet, the Company’s accrued interest receivable was overstated and income taxes receivable was understated. The net effect was an overstatement of total assets and total liabilities and stockholders’ equity at September 30, 2018.

Since the errors happened in the 3rd quarter of 2018, the Company has revised its financial statements as of and for the nine months and three months ended September 30, 2018. As a result, the comparative data that is presented for the three and nine months ended September 30, 2018, contains the revised information. The tables below show the originally reported and revised income and balance sheet information.

	At or For the Three Months Ended September 30, 2018
	As Initially Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$1,818	$1,683
Total interest income	$1,923	$1,788
Net interest income	$1,167	$1,033
Net interest income after provision for loan losses	$1,117	$983
Income before income taxes	$247	$113
Provision (benefit) for income taxes	$58	$18
Net income	$189	$95

Balance sheet information:
Accrued interest receivable	$892	$557
Other assets	$894	$977
Total assets	$183,770	$183,518
Retained earnings	$12,586	$12,333
Total net worth	$20,351	$20,099
Total liabilities and stockholders’ equity	$183,770	$183,518

	At or For the Nine Months Ended September 30, 2018
	As Initially Reported	As Revised
	(In thousands)
Statement of income information:
Interest income from loans, including fees	$5,106	$4,771
Total interest income	$5,356	$5,021
Net interest income	$3,318	$2,983
Net interest income after provision for loan losses	$3,203	$2,868
Income before income taxes	$552	$218
Provision (benefit) for income taxes	$102	$19
Net income	$450	$198

Balance sheet information:
Accrued interest receivable	$892	$557
Other assets	$894	$977
Total assets	$183,770	$183,518
Retained earnings	$12,586	$12,333
Total net worth	$20,351	$20,099
Total liabilities and stockholders’ equity	$183,770	$183,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Management of Market Risk (Continued)

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at September 30, 2019. All estimated changes presented in the table are within the policy limits approved by our board of directors.

		Estimated Increase (Decrease)		EVE as Percent of Economic
Basis Point (“bp”)		in EVE		Value of Assets
Change in Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$18,828	$(7,427)	(28.29)%	10.02%	(2.42)%
+300bp	20,927	(5,328)	(20.29)%	10.81%	(1.63)%
+200bp	23,020	(3,235)	(12.32)%	11.54%	(0.90)%
+100bp	24,933	(1,322)	(5.04)%	12.13%	(0.30)%
0	26,255	-	0.00%	12.43%	0.00%
-100bp	26,840	585	2.23%	12.42%	(0.01)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2019, the Company had cash and cash equivalents of $19.2 million. As of September 30, 2019, SSB Bank had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $96.8 million of total borrowing capacity.

At September 30, 2019, the Company had $16.6 million of loan commitments outstanding which includes $7.0 million of unused lines of credit, $4.5 million of unadvanced construction funds, $2.0 million of commitments to extend credit, and $3.1 million in letters of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Time deposits due within one year of September 30, 2019 totaled $31.7 million. If these deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at September 30, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At September 30, 2019, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.5 million.

Capital Resources. At September 30, 2019, the Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At September 30, 2019:
Long-term debt obligations	$31,375	$7,125	$8,000	$6,250	$10,000

At December 31, 2018:
Long-term debt obligations	$31,375	$6,250	$15,125	$-	$10,000

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

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weaknesses disclosed below. Discussed below are the circumstances and planned remediation efforts regarding material weaknesses related to (1) the allowance for loan losses and the identification and reporting of problem loans, and (2) the recognition of interest income on loans that have been sold or participated out to others.

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

Item 4.	Controls and Procedures (Continued)

As of September 30, 2019, Management has made the following progress in remediating this material weakness:

●	Approved a methodology of determining qualitative factors;
●	Held meetings shortly after each month-end to discuss problem loans and ensure that all problem loans have been identified and properly classified;
●	Agreed upon qualitative factors for each loan class and rating; and
●	Incorporated the new factors into the ALLL calculation.

As of September 30, 2019, there were no remediation steps remaining to be taken, but Management desires to see the process at work through December 31, 2019 to more thoroughly evaluate the impact of the remediation steps taken in 2019. The Company expects to completely remediate the material weakness no later than December 31, 2019 and will continue to monitor its process throughout 2019.

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

Below is our progress as of September 30, 2019:

Item 4.	Controls and Procedures (Continued)

As of September 30, 2019, Management had made the following progress on remediating this material weakness:

●	The core processor was upgraded;
●	A monthly reconcilement process has been put in place.
●	Ongoing month-end reconcilement between the general ledger and system loan accrued interest amounts; and
●	Tested accuracy of auto-balancing function used for loan accrued interest receivable accounts by new core processor.

The Company has fully remediated the financial reporting weakness as of September 30, 2019.

Except as disclosed above, there were no other changes made in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2019, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

10.1	SSB Bancorp, Inc. 2019 Equity Incentive Plan (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(3)	Incorporated by reference to Appendix A to the Revised Definitive Proxy Solicitation Materials for the 2019 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: November 14, 2019	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: November 14, 2019	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

