Form 10-Q/A
period 2018-06-30
SSB Bancorp, Inc.
filed 2019-12-05
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of SSB Bancorp, Inc. (the “Company”) for the period ended June 30, 2018 is to restate the Company’s consolidated financial statements for the three- and six-month periods ended June 30, 2018, and as of June 30, 2018, and related disclosures. Additional information about the decision to restate these financial statements can be found in the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

This Form 10-Q/A does not modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 14, 2018. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

●	Part I - Item 1 - Financial Statements
●	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Restatement

During the 4th quarter of 2018, the Company identified and corrected an error related to its accounting treatment of accrued interest on investor sold loans and loan participations affecting the 2nd and 3rd quarters of 2018. Prior period accrued interest receivable accounts were overstated for the three- and six-month periods ended June 30, 2018, and at June 30, 2018, as well as the three- and nine- months ended September 30, 2018, and at September 30, 2018. The Company was able to identify the sources of the issues and it resulted in the Company correcting interest income and the provision for income taxes for the 2nd and 3rd quarters of 2018. On the corresponding balance sheet, the Company’s accrued interest receivable was overstated and income taxes receivable was understated. The net effect was an overstatement of total assets and total liabilities and stockholders’ equity at June 30, 2018 and September 30, 2018.

As a result of the above items, the cumulative effect of the restatement through the second quarter of 2018 was a decrease in accrued interest receivable of $200,000, an increase in tax receivable of $43,000, and a decrease in retained earnings of $157,000. Consequently, the restatement shows a decrease in interest income on loans of $200,000, a decrease in the provision for income taxes of $43,000, and a decrease in net income of $157,000 for both the three- and six- month periods ended June 30, 2018.

SSB Bancorp, Inc.

Form 10-Q/A

(Amendment No. 1)

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$3,277,225	$2,558,134
Interest-bearing deposits with other financial institutions	4,009,030	13,919,932
Cash and cash equivalents	7,286,255	16,478,066

Certificates of deposit	1,091,000	943,000
Securities available for sale	2,984,828	2,616,350
Securities held to maturity (fair value of $8,095, and $9,494, respectively)	7,994	9,797
Loans	151,438,484	141,615,982
Allowance for loan losses	(1,090,016)	(1,041,445)
Net loans	150,348,468	140,574,537
Accrued interest receivable	411,167	476,417
Federal Home Loan Bank stock, at cost	2,310,300	2,162,600
Premises and equipment, net	4,369,554	4,358,006
Bank-owned life insurance	2,393,777	2,358,519
Deferred tax asset, net	334,747	328,169
Prepaid reorganization and stock issuance costs	-	837,944
Other assets	887,105	762,086
TOTAL ASSETS	$172,425,195	$171,905,491

LIABILITIES
Deposits:
Noninterest-bearing demand	$544,749	$440,871
Interest-bearing demand	12,865,210	23,167,923
Money market	13,706,855	14,597,811
Savings	14,337,093	12,524,304
Time	83,460,988	81,699,115
Total deposits	124,914,895	132,430,024

Federal Home Loan Bank advances	26,166,200	26,416,200
Advances by borrowers for taxes and insurance	994,624	688,451
Accrued interest payable	229,484	206,597
Other liabilities	6,483	52,621
TOTAL LIABILITIES	152,311,686	159,793,893

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,248,250 shares issued and outstanding at $0.01 par value	22,483	-
Paid-in capital	8,758,385	-
Retained earnings	12,238,640	12,135,085
Unearned Employee Stock Ownership Plan (ESOP)	(859,277)	-
Accumulated other comprehensive loss	(46,722)	(23,487)
TOTAL NET STOCKHOLDERS’ EQUITY	20,113,509	12,111,598

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$172,425,195	$171,905,491

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended June 30,			Six months ended June 30,
	2018	2017		2018		2017
	(unaudited)			(unaudited)
INTEREST INCOME
Loans, including fees	$1,518,966		$1,508,089		$3,087,947		$3,029,841
Interest-bearing deposits with other financial institutions	22,028		9,464		33,907		17,455
Certificates of deposit	4,224		3,868		7,494		14,019
Investment securities:	-				-		-
Taxable	44,680		25,876		86,827		49,506
Exempt from federal income tax	8,294		9,590		16,879		19,429
Total interest income	1,598,192		1,556,887		3,233,054		3,130,250

INTEREST EXPENSE
Deposits	504,663		427,496		973,701		837,214
Federal Home Loan Bank advances	155,588		135,457		309,641		260,129
Total interest expense	660,251		562,953		1,283,342		1,097,343

NET INTEREST INCOME	937,941		993,934		1,949,712		2,032,907
Provision for loan losses	25,000		94,993		65,000		119,993

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	912,941		898,941		1,884,712		1,912,914

NONINTEREST INCOME
Securities gains, net	-		350		-		350
Provision for loss on loans held for sale	-		-		-		-
Gain on sale of loans	70,659		156,057		94,679		189,707
Loan servicing fees	34,109		20,171		68,829		39,255
Earnings on bank-owned life insurance	17,826		16,232		35,258		23,935
Other	12,113		4,517		27,695		11,041
Total noninterest income	134,707		197,327		226,461		264,288

NONINTEREST EXPENSE
Salaries and employee benefits	452,062		388,024		827,595		710,655
Occupancy	96,048		59,346		187,109		120,549
Professional fees	163,402		112,014		412,599		120,594
Federal deposit insurance	43,500		45,000		88,500		62,000
Data processing	73,013		79,928		150,086		137,730
Director fees	37,794		19,960		70,288		37,540
Contributions and donations	16,550		15,809		32,850		27,401
Other	118,277		79,791		237,823		167,934
Total noninterest expense	1,000,646		799,872		2,006,850		1,384,403

Income before income taxes	47,002		296,396		104,323		792,799
Provision for income taxes	(9,303)		86,204		768		286,107

NET INCOME	$56,305		$210,192		$103,555		$506,692

EARNINGS PER COMMON SHARE
Basic	$0.03	$	N/A	$	N/A	$	N/A
Diluted	$0.03	$	N/A	$	N/A	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,161,221		N/A		N/A		N/A
Diluted	2,161,221		N/A		N/A		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-	$	N/A	$	N/A	$	N/A
COMPREHENSIVE INCOME	$55,919		$237,673		$80,320		$541,473

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended ended June 30,		Six months ended ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$56,305	$210,192	$103,555	$506,692
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(891)	41,637	(29,813)	52,698
Income tax effect	505	(13,925)	6,578	(17,686)

Reclassification adjustment for net securities (gains) losses recognized in income	-	(350)	-	(350)
Income tax effect included in provision for income taxes	-	119	-	119

Other comprehensive income (loss), net of tax	(386)	27,481	(23,235)	34,781

Total comprehensive income	$55,919	$237,673	$80,320	$541,473

See accompying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive loss	Total
Balance as of January 1, 2017	$-	$-	$11,542,127	$-	$(47,388)	$11,494,739

Reclassification of certain income tax effects from accumulated other comprehensive loss	-	-	3,860	-	(3,860)	-

Net income	-	-	589,098	-	-	589,098

Other comprehensive income	-	-	-	-	27,761	27,761

Balance as of January 1, 2018	-	-	12,135,085	-	(23,487)	12,111,598

Net income	-	-	103,555	-	-	103,555

Other comprehensive loss	-	-	-	-	(23,235)	(23,235)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,759,795	-	-	-	8,782,278

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(1,410)	-	22,033	-	20,623

Balance as of June 30, 2018	$22,483	$8,758,385	$12,238,640	$(859,277)	$(46,722)	$20,113,509

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net income	$103,555	$506,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65,000	119,993
Provision for loss on loans held for sale	-	-
Depreciation	76,089	26,988
Net amortization of investment securities	-	-
Amortization (accretion) of security premiums and discounts	5,591	6,497
Origination of loans held for sale	(4,849,800)	(7,202,360)
Proceeds from sale of loans	4,944,480	7,392,067
Gain on sale of loans	(94,680)	(189,707)
Amortization of net deferred loan origination costs	-
Deferred income tax provision (benefit)	8,901	17,917
Investment securities gains, net	-	(350)
(Increase) decrease in accrued interest receivable	65,250	188
Increase (decrease) in accrued interest payable	22,887	17,980
Amortization of ESOP	20,623	-
Increase in bank owned life insurance	(35,258)	(23,935)
Other, net	657,484	(643,225)
Net cash provided by (used in) operating activities	990,122	28,745

INVESTING ACTIVITIES
Purchase of certificates of deposit	(248,000)	-
Redemption of certificates of deposit	100,000	250,000
Investment securities available for sale:
Purchases	(557,780)	-
Proceeds from sales	-	313,643
Proceeds from principal repayments, calls, and maturities	154,300	168,215
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	1,803	2,502
Redemption of Federal Home Loan Bank stock	24,100	230,700
Purchase of Federal Home Loan Bank stock	(171,800)	(736,800)
Purchases of loans		(6,541,123)
Increase in loans receivable, net	(9,838,931)	(7,234,473)
Proceeds from sale of portfolio loans	-	6,934,868
Proceeds from sale of other real estate owned	-	-
Purchases of premises and equipment	(87,637)	(1,230,916)
Purchase of bank-owned life insurance	-	-
Net cash (used for) provided by investing activities	(10,623,945)	(7,843,384)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(7,515,129)	5,350,030
Increase in advances by borrowers for taxes and insurance	306,173	177,460
Net proceeds from stock offering	8,782,278	-
Purchase of ESOP shares	(881,310)
Repayment of Federal Home Loan Bank advance	(6,250,000)	-
Proceeds from Federal Home Loan Bank advances	6,000,000	6,250,000
Net cash provided by (used in) financing activities	442,012	11,777,490

Increase (decrease) in cash and cash equivalents	(9,191,811)	3,962,851

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,478,066	6,831,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,286,255	$10,794,330

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,260,453	$1,079,363
Income taxes	98,604	225,000

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Mortgage loans:
One-to-four family	$75,762,450	$75,858,226
Commercial	54,673,503	50,122,058
	130,435,953	125,980,284

Commercial and industrial	16,804,956	11,455,554
Consumer	4,060,747	4,014,258
	151,301,656	141,450,096

Third-party loan acquisition and other net origination costs	359,157	385,883
Discount on loans previously held for sale	(222,329)	(219,997)
Allowance for loan losses	(1,090,016)	(1,041,445)

Total	$150,348,468	$140,574,537

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

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited), respectively:

	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Three months ended June 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$514,729	$410,127	$86,102	$54,058	$1,065,016
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(43,291)	27,492	48,778	(7,979)	25,000
Ending balance	$471,438	$437,619	$134,880	$46,079	$1,090,016

	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Three months ended June 30, 2017:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$511,611	$237,731	$61,548	$34,849	$845,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(23,602)	87,210	8,918	22,467	94,993
Ending balance	$488,009	$324,941	$70,466	$57,316	$940,732

	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Six months ended June 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	-	-	(16,429)
Recoveries	-	-	-	-	-
Provision (credit)	(25,979)	54,084	54,026	(17,131)	65,000
Ending balance	$471,438	$437,619	$134,880	$46,079	$1,090,016

	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Six months ended June 30, 2017:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(10,401)	96,178	11,027	23,189	119,993
Ending balance	$488,009	$324,941	$70,466	$57,316	$940,732

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

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

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:

	June 30, 2018 (unaudited)
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$272,378	898,353	1,518,040	2,688,771	$73,073,679	$75,762,450	$-
Commercial	-	-	1,109,833	1,109,833	53,563,670	54,673,503	-
Commercial and industrial	49,130	-	114,780	163,910	16,641,046	16,804,956	-
Consumer and HELOC	11,464	-	36,246	47,710	4,013,037	4,060,747	-
Total	$332,972	$898,353	$2,778,899	$4,010,224	$147,291,432	$151,301,656	$-

	December 31, 2017
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$-
Commercial	656,640	-	1,122,740	1,779,380	48,342,678	50,122,058	-
Commercial and industrial	301,783	-	8,251	310,034	11,145,519	11,455,554	-
Consumer and HELOC	662	14,386	29,245	44,293	3,969,965	4,014,258	-
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,112	$141,450,096	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	June 30, 2018	December 31, 2017
	(unaudited)
Mortgage loans:
One-to-four family	$2,224,277	$2,108,086
Commercial	1,109,833	1,122,740
Commercial and industrial	114,780	8,251
Consumer and HELOC	47,710	29,245
Total	$3,496,600	$3,268,322

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

	June 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,160,231	14.00%	$12,135,085	9.47%
For capital adequacy purposes	6,478,515	4.50%	5,718,465	4.50%
To be well capitalized	9,357,855	6.50%	8,325,005	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$20,160,231	14.00%	$12,135,085	9.47%
For capital adequacy purposes	8,638,020	6.00%	7,684,620	6.00%
To be well capitalized	11,517,360	8.00%	10,246,160	8.00%

Total capital
(to risk-weighted assets)
Actual	$21,250,247	14.76%	$13,176,530	10.29%
For capital adequacy purposes	11,517,360	8.00%	10,246,160	8.00%
To be well capitalized	14,396,700	10.00%	12,807,700	10.00%

Tier 1 capital
(to average assets)
Actual	$20,160,231	11.91%	$12,135,085	7.85%
For capital adequacy purposes	6,772,917	4.00%	6,186,160	4.00%
To be well capitalized	8,466,146	5.00%	7,732,700	5.00%

10.	COMMITMENTS

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

				Rate
	Fair Value at June 30, 2018	Valuation Techniques	Valuation Unobservable Inputs	(Weighted Average)
	(unaudited)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	323,330	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	232,735	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67)%

				Rate
	Fair Value at December 31, 2017	Valuation Techniques	Valuation Unobservable Inputs	(Weighted Average)

Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	112,139	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	231,977	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67)%

11.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	June 30, 2018 (unaudited)
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$7,286,255	$7,286,255	$7,286,255	$-	$-
Certificates of deposit	1,091,000	1,079,499	-	1,079,499	-
Investment securities:
Available for sale	2,984,828	2,984,828	193,186	2,791,642	-
Held to maturity	7,994	8,095	-	8,095	-
Loans, net	150,348,468	150,306,468	-	-	150,306,468
Accrued interest receivable	411,167	411,167	-	411,167	-
FHLB Stock	2,310,300	2,310,300	-	-	2,310,300

Financial liabilities:
Deposits	124,914,895	123,180,895	41,453,907	-	81,726,988
FHLB advances	26,166,200	25,836,200	-	25,836,200	-
Accrued interest payable	229,484	229,484	-	229,484	-

	December 31, 2017
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$-	$-
Certificates of deposit	943,000	946,497	-	946,497	-
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	-
Held to maturity	9,797	9,494	-	9,494	-
Loans, net	140,574,537	139,784,862	-	-	139,784,862
Accrued interest receivable	476,417	476,417	-	476,417	-
FHLB Stock	2,162,600	2,162,600	-	-	2,162,600

Financial liabilities:
Deposits	132,430,024	132,189,024	50,730,909	-	81,458,115
FHLB advances	26,416,200	25,602,500	-	25,602,500	-
Accrued interest payable	206,597	206,597	-	206,597	-

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

Three months ended June 30, 2018
(unaudited)

Net Income	$56,305

Shares outstanding for basic EPS:
Average shares outstanding	2,248,250
Less: Average unearned ESOP shares	87,029
2,161,221
Additional dilutive shares	-

Shares oustanding for basic and diluted EPS	2,161,221

Basic and diluted income per share	$0.03

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2018 and December 31, 2017 and results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of SSB Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q/A. Financial information for the periods before the Company’s Reorganization on January 24, 2018 is that of SSB Bank only.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets increased by $520,000, or 0.3% from $171.9 million at December 31, 2017 to $172.4 million at June 30, 2018. The increase was due primarily to an increase in net loans of $9.8 million, or 7.0% to $150.3 million at June 30, 2018 from $140.6 million at December 31, 2017. There were also small increases to certificates of deposit, securities available for sale, Federal Home Loan Bank stock, premises and equipment, bank-owned life insurance, the deferred tax asset, and other assets. The increases were partially offset by a decrease in cash and cash equivalents of $9.2 million, or 55.8%, from $16.5 million at December 31, 2017, to $7.3 million at June 30, 2018. Also, prepaid reorganization and stock issuance costs decreased from $838,000 at December 31, 2017 to zero dollars at June 30, 2018, as the stock issuance was completed in 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $9.2 million, or 55.8%, to $7.3 million at June 30, 2018 from $16.5 million at December 31, 2017. The decrease in cash was the result of using excess liquidity to fund loan demand.

Net Loans. Net loans increased $9.8 million, or 7.0%, to $150.3 million at June 30, 2018, from $140.6 million at December 31, 2017. This was driven by increases in commercial mortgage loans and commercial and industrial loans. Commercial mortgages increased $4.6 million, or 9.1%, from $50.1 million at December 31, 2017 to $54.7 million at June 30, 2018. Commercial and industrial loans increased $5.3 million, or 46.7%, from $11.5 million at December 31, 2017 to $16.8 million at June 30, 2018.

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

Stockholders’ Equity. Stockholders’ equity increased by $8.0 million, or 66.1%, to $20.1 million at June 30, 2018 from $12.1 million at December 31, 2017. The increase was due to $8.8 million of paid in capital from the net proceeds of the stock offering completed on January 24, 2018. Additionally, retained earnings increased by $104,000 or 0.9%, to $12.2 million at June 30, 2018, from $12.1 million at December 31, 2017. The increase was partially offset by $859,000 in unearned compensation related to the Employee Stock Ownership Plan and an additional $23,000 in accumulated other comprehensive loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net Income. Net income totaled $56,000 for the three months ended June 30, 2018, compared to net income of $210,000 for the three months ended June 30, 2017, a decrease of $154,000 or 73.0%. The decrease was driven by an increase in non-interest expense of $201,000, or 25.1%, from $800,000 for the three months ended June 30, 2017, to $1.0 million for the three months ended June 30, 2018. The increases in noninterest expense were mainly in salary and benefits from increasing staff, occupancy expense from moving to a new headquarters, and professional fees in relation to the stock offering. Additionally, there was a decrease in net interest income of $56,000, or 5.6%, to $938,000 for the three months ended June 30, 2018, from $994,000 for the three months ended June 30, 2017. Also, non-interest income decreased $63,000 from $197,000 for the three months ended June 30, 2017 to $135,000 for the three months ended June 30, 2018. Offsetting these decreases to net income was a decrease in the provision for loan losses of $70,000, or 73.7%. Also, for the three months ended June 30, 2018, there was a tax benefit of $9,000, while for the three months ended June 30, 2017, there was a tax provision of $86,000, a decrease in tax expense of $96,000, or 110.8%.

Interest and Dividend Income. Interest and dividend income increased $41,000, or 2.7%, and remained at $1.6 million for the three months ended June 30, 2018. Interest income on loans increased $11,000, or 0.7%. This increase is primarily attributable to an increase in the average balance of net loans of $14.1 million, or 10.6%. The average balances increased from $133.7 million to $147.8 million when comparing the three months ended June 30, 2017 with the three months ended June 30, 2018. Additionally, interest from interest-bearing deposits with other financial institutions increased by $13,000 when comparing the three months ended June 30, 2018 with the three months ended June 30, 2017, due to increases in both volume and yield of deposits. Lastly, interest income from investment securities increased by $18,000 when comparing the three months ended June 30, 2018 with the three months ended June 30, 2017.

Interest Expense. Total interest expense increased $97,000, or 17.3%, to $660,000 for the three months ended June 30, 2018, compared to $563,000 for the three months ended June 30, 2017. Interest expense on deposit accounts increased $77,000, or 18.1%, to $505,000 for the three months ended June 30, 2018, compared to $427,000 for the three months ended June 30, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $8.7 million, or 7.6%, from $113.8 million for the three months ended June 30, 2017, to $122.5 million for the three months ended June 30, 2018. Among interest bearing deposits, the largest impact is from a $8.2 million, or 11.1%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 14 basis points from 1.51% for the three months ended June 30, 2017, to 1.65% for the three months ended June 30, 2018, primarily due to a necessary rise in all deposit rates in order to remain competitive.

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

Net Interest Income. Net interest income decreased $56,000, or 5.6%, when comparing the two periods. This was due to an increase in interest expense of $97,000 when comparing the two periods, while interest income increased by $41,000 over the two periods. Average interest-earning assets for the three months ended June 30, 2017 was $143.9 million, and it increased $15.5 million to $159.4 million for the three months ended June 30, 2018, an increase of 10.8%. Average net interest earning assets increased $6.5 million, or 158.4%, to $10.6 million for the three months ended June 30, 2018, from $4.1 million for the three months ended June 30, 2017. Additionally, interest rate spread decreased 48 basis points from 2.72% to 2.24%, and net interest margin decreased 41 basis points from 2.77% to 2.36% when comparing the two periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017 (Continued)

Provision for Loan Losses. The provision for loan losses decreased $70,000, or 73.7%, to $25,000 for three months ended June 30, 2018, from $95,000 for the three months ended June 30, 2017. During the three months ended June 30, 2017, the bank made an adjustment to the allowance for the loan losses due to a management change to FAS 5 factors. This resulted in a larger than typical provision of $95,000 which accounts for the significant decrease in the provision when comparing the two periods.

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

Income Taxes. For the three months ended June 30, 2018, there was a tax benefit of $9,000, while for the three months ended June 30, 2017, there was a tax provision of $86,000, a decrease in tax expense of $96,000, or 110.8%.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Net Income. Net income totaled $104,000 for the six months ended June 30, 2018, compared to net income of $507,000 for the six months ended June 30, 2017, a decrease of $403,000 or 79.6%. The decrease was driven by an increase in noninterest expense of $622,000, or 45.0%, to $2.0 million for the six months ended June 30, 2018, from $1.4 million for the six months ended June 30, 2017. There was also a decrease in noninterest income of $38,000, or 14.3%, to $226,000 for the six months ended June 30, 2018, from $264,000 for the six months ended June 30, 2017. There was also a decrease in net interest income of $83,000, or 4.1%, to $1.9 million for the six months ended June 30, 2018, from $2.0 million for the six months ended June 30, 2017. Also, the provision for income taxes decreased by $285,000, or 99.7%, to $1,000 for the six months ended June 30, 2018, from $286,000 for the six months ended June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017 (Continued)

Interest and Dividend Income. Interest and dividend income increased $103,000, or 3.3%, to $3.2 million for the six months ended June 30, 2018, from $3.1 million for the six months ended June 30, 2017. Interest income on loans increased $58,000, or 1.9%. This increase is primarily attributable to an increase in the average balance of net loans of $14.4 million, or 11.0%. The average balance of net loans increased from $130.7 million to $145.1 million when comparing the six months ended June 30, 2017 with the six months ended June 30, 2018. Partially offsetting the increase in volume, the weighted average yield on net loans decreased 11 basis points from 4.65% for the six months ended June 30, 2017 to 4.54% for the six months ended June 30, 2018, primarily due to a $93,000 interest recovery in January 2017.

Interest Expense. Total interest expense increased $186,000, or 17.0%, to $1.3 million for the six months ended June 30, 2018, compared to $1.1 million for the six months ended June 30, 2017. Interest expense on deposit accounts increased $136,000, or 16.3%, to $974,000 for the six months ended June 30, 2018, compared to $837,000 for the six months ended June 30, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $10.1 million, or 9.0%, from $112.1 million for the six months ended June 30, 2017, to $122.2 million for the six months ended June 30, 2018. Among interest bearing deposits, the largest impact is from a $9.3 million, or 12.7%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 10 basis points from 1.51% for the six months ended June 30, 2017, to 1.61% for the six months ended June 30, 2018, due to a necessary rise in all deposit rates in order to stay competitive.

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

Net Interest Income. Net interest income decreased $83,000, or 4.1%, when comparing the two periods. This was due to an increase in interest expense of $186,000 when comparing the two periods, while interest income increased by $103,000 over the two periods. Average interest-earning assets for the six months ended June 30, 2017 was $141.4 million, and it increased $16.9 million to $158.3 million for the six months ended June 30, 2018, an increase of 11.9%. Net interest earning assets increased $5.1 million, or 108.5%, to $9.8 million for the six months ended June 30, 2018, from $4.7 million for the six months ended June 30, 2017. Additionally, interest rate spread decreased 22 basis points from 2.85% to 2.63%, and net interest margin decreased 16 basis points from 2.90% to 2.74% when comparing the two periods.

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

Income Taxes. The income tax provision decreased from $286,000 for the six months ended June 30, 2017 to $1,000 for the six months ended June 30, 2018, a decrease of $285,000 or 99.7%.

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

Basis Point (“bp”)		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Change in Interest	Estimated	Dollar	Percent
Rates (1)	EVE	Change	Change	EVE Ratio (2)	Change

+400bp	$14,636	$(5,929)	(28.83)%	9.56%	(2.38)%
+300bp	15,804	(4,761)	(23.15)%	10.05%	(1.90)%
+200bp	17,403	(3,162)	(15.38)%	10.73%	(1.21)%
+100bp	19,120	(1,445)	(7.03)%	11.43%	(0.51)%
0	20,565	-	0.00%	11.94%	0.00%
-100bp	20,790	225	1.09%	11.82%	(0.12)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Management of Market Risk (Continued)

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30,2018, the Company had cash and cash equivalents of $7.3 million. As of June 30, 2018, the Bank had $26.2 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $56.7 million of available borrowing capacity.

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

SSB BANCORP, INC.

Date: December 5, 2019	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: December 5, 2019	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

