Form 10-Q/A
period 2018-09-30
SSB Bancorp, Inc.
filed 2019-12-10
CIK 1716188

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of SSB Bancorp, Inc. (the “Company”) for the period ended September 30, 2018 is to restate the Company’s consolidated financial statements for the three- and nine-month periods ended September 30, 2018, and as of September 30, 2018, and related disclosures. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on August 13, 2019.

This Form 10-Q/A does not modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 13, 2018. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

As a result of the above items, the cumulative effect of the restatement through the third quarter of 2018 was a decrease in accrued interest receivable of $335,000, an increase in tax receivable of $83,000, and a decrease in retained earnings of $252,000. Consequently, for the three-month period ended September 30, 2018, the restatement shows a decrease in interest income on loans of $134,000, a decrease in the provision for income taxes of $40,000, and a decrease in net income of $95,000. For the nine-month period ending September 30, 2018, the restatement shows a decrease in interest income on loans of $335,000, a decrease in the provision for income taxes of $83,000, and a decrease in net income of $252,000.

SSB Bancorp, Inc.

Form 10-Q/A

(Amendment No. 1)

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	4

	Consolidated Statements of Net Income for the Three Months Ended September 30, 2018 and 2017, and the Nine Months Ended September 30, 2018 and 2017	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2018 and 2017, and the Nine Months Ended September 30, 2018 and 2017	6

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2018	7

	Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2018 and 2017	8

	Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

	SIGNATURES	47

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$2,312,211	$2,558,134
Interest-bearing deposits with other financial institutions	3,563,205	13,919,932
Cash and cash equivalents	5,875,416	16,478,066

Certificates of deposit	846,000	943,000
Securities available for sale	8,922,885	2,616,350
Securities held to maturity (fair value of $8,095, and $9,494, respectively)	7,109	9,797
Loans	157,715,438	141,615,982
Allowance for loan losses	(1,101,600)	(1,041,445)
Net loans	156,613,838	140,574,537
Accrued interest receivable	557,291	476,417
Federal Home Loan Bank stock, at cost	2,614,900	2,162,600
Premises and equipment, net	4,371,213	4,358,006
Bank-owned life insurance	2,411,888	2,358,519
Deferred tax asset, net	320,101	328,169
Prepaid reorganization and stock issuance costs	-	837,944
Other assets	976,873	762,086
TOTAL ASSETS	$183,517,514	$171,905,491

LIABILITIES
Deposits:
Noninterest-bearing demand	$491,252	$440,871
Interest-bearing demand	14,098,425	23,167,923
Money market	15,113,363	14,597,811
Savings	13,752,379	12,524,304
Time	87,910,953	81,699,115
Total deposits	131,366,372	132,430,024

Federal Home Loan Bank advances	31,374,500	26,416,200
Advances by borrowers for taxes and insurance	317,744	688,451
Accrued interest payable	245,098	206,597
Other liabilities	114,918	52,621
TOTAL LIABILITIES	163,418,632	159,793,893

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and
2,248,250 shares issued and outstanding at $0.01 par value	22,483	-
Paid-in capital	8,693,940	-
Retained earnings	12,333,474	12,135,085
Unearned Employee Stock Ownership Plan (ESOP)	(848,261)	-
Accumulated other comprehensive loss	(102,754)	(23,487)
TOTAL NET STOCKHOLDERS’ EQUITY	20,098,882	12,111,598

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$183,517,514	$171,905,491

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended September 30,			Nine months ended September 30,
	2018	2017		2018		2017
	(unaudited)			(unaudited)
INTEREST INCOME
Loans, including fees	$1,683,360		$1,525,013		$4,771,307		$4,554,854
Interest-bearing deposits with other financial institutions	25,985		17,738		59,892		35,193
Certificates of deposit	3,801		4,780		11,295		18,799
Investment securities:	-		-		-		-
Taxable	66,977		27,578		153,804		77,084
Exempt from federal income tax	8,202		8,652		25,081		28,081
Total interest income	1,788,325		1,583,761		5,021,379		4,714,011

INTEREST EXPENSE
Deposits	578,042		444,654		1,551,743		1,281,868
Federal Home Loan Bank advances	177,220		140,062		486,861		400,191
Total interest expense	755,262		584,716		2,038,604		1,682,059

NET INTEREST INCOME	1,033,063		999,045		2,982,775		3,031,952
Provision for loan losses	50,000		61,050		115,000		181,043

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	983,063		937,995		2,867,775		2,850,909

NONINTEREST INCOME
Securities gains, net	-		-		-		350
Provision for loss on loans held for sale	-		-		-		-
Gain on sale of loans	62,873		82,552		157,552		272,259
Loan servicing fees	35,047		27,802		103,876		67,057
Earnings on bank-owned life insurance	18,110		12,338		53,368		36,273
Other	18,632		7,266		46,327		18,307
Total noninterest income	134,662		129,958		361,123		394,246

NONINTEREST EXPENSE
Salaries and employee benefits	458,104		433,990		1,285,699		1,144,645
Occupancy	93,123		67,082		280,232		187,631
Professional fees	144,514		152,307		557,113		272,901
Federal deposit insurance	41,000		25,500		129,500		87,500
Data processing	93,487		71,980		243,573		209,710
Director fees	41,153		20,938		111,441		58,478
Contributions and donations	23,027		12,980		55,877		40,381
Other	110,114		99,542		347,937		267,476
Total noninterest expense	1,004,522		884,319		3,011,372		2,268,722

Income before income taxes	113,203		183,634		217,526		976,433
Provision for income taxes	18,369		60,760		19,137		346,867

NET INCOME	$94,834		$122,874		$198,389		$629,566

EARNINGS PER COMMON SHARE
Basic	$0.04	$	N/A	$	N/A	$	N/A
Diluted	$0.04	$	N/A	$	N/A	$	N/A

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,162,873		N/A		N/A		N/A
Diluted	2,162,873		N/A		N/A		N/A
DIVIDENDS DECLARED PER COMMON SHARE	$-		$ N/A	$	N/A	$	N/A
COMPREHENSIVE INCOME	$38,803		$123,526		$119,122		$664,999

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$94,834	$122,874	$198,389	$629,566
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(70,926)	988	(100,739)	53,686
Income tax effect	14,895	(336)	21,472	(18,022)

Reclassification adjustment for net securities (gains) losses recognized in income	-	-	-	(350)
Income tax effect included in provision for income taxes	-	-	-	119

Other comprehensive income (loss), net of tax	(56,031)	652	(79,267)	35,433

Total comprehensive income	$38,803	$123,526	$119,122	$664,999

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive loss	Total
Balance as of January 1, 2017	$-	$-	$11,542,127	$-	$(47,388)	$11,494,739

Reclassification of certain income tax effects from accumulated other comprehensive loss	-	-	3,860	-	(3,860)	-

Net income	-	-	589,098	-	-	589,098

Other comprehensive income	-	-	-	-	27,761	27,761

Balance as of January 1, 2018	-	-	12,135,085	-	(23,487)	12,111,598

Net income	-	-	198,389	-	-	198,389

Other comprehensive loss	-	-	-	-	(79,267)	(79,267)

Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527

Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)

Amortizaton of ESOP	-	(2,104)	-	33,049	-	30,945

Balance as of September 30, 2018	$22,483	$8,693,940	$12,333,474	$(848,261)	$(102,754)	$20,098,882

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2018	2017
	(unaudited)
OPERATING ACTIVITIES
Net income	$198,389	$629,566
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	115,000	181,043
Provision for loss on loans held for sale	-	-
Depreciation	115,201	36,488
Net amortization of investment securities	-	-
Amortization (accretion) of security premiums and discounts	5,699	(8,584)
Origination of loans held for sale	(8,134,750)	(10,549,730)
Proceeds from sale of loans	8,292,303	10,821,989
Gain on sale of loans	(157,553)	(272,259)
Deferred income tax provision (benefit)	(14,646)	39,232
Investment securities gains, net	-	(350)
(Increase) decrease in accrued interest receivable	(80,874)	45,709
Increase (decrease) in accrued interest payable	38,501	15,230
Amortization of ESOP	30,945	-
Increase in bank owned life insurance	(53,369)	(36,273)
Other, net	729,640	94,979
Net cash provided by (used in) operating activities	1,084,486	997,040

INVESTING ACTIVITIES
Purchase of certificates of deposit	(248,000)	-
Redemption of certificates of deposit	345,000	250,000
Investment securities available for sale:
Purchases	(6,651,661)	-
Proceeds from sales	-	313,643
Proceeds from principal repayments, calls, and maturities	238,688	215,862
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	2,688	3,398
Redemption of Federal Home Loan Bank stock	174,400	741,300
Purchase of Federal Home Loan Bank stock	(626,700)	(1,412,300)
Purchases of loans	-	(9,104,155)
Increase in loans receivable, net	(16,154,301)	(12,214,538)
Proceeds from sale of portfolio loans	-	6,934,868
Proceeds from sale of other real estate owned	-	-
Purchases of premises and equipment	(128,408)	(2,670,421)
Net cash (used for) provided by investing activities	(23,048,294)	(16,942,343)

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(1,063,652)	9,549,204
Decrease in advances by borrowers for taxes and insurance	(370,707)	(571,503)
Net proceeds from stock offering	8,718,527	-
Purchase of ESOP shares	(881,310)	-
Repayment of Federal Home Loan Bank advance	(9,291,700)	(2,000,000)
Proceeds from Federal Home Loan Bank advances	14,250,000	9,291,700
Increase in prepaid reorganization and stock issuance costs	-	(837,944)
Net cash provided by (used in) financing activities	11,361,158	15,431,457

Increase (decrease) in cash and cash equivalents	(10,602,650)	(513,846)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,478,066	6,831,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,875,416	$6,317,633

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,000,103	$1,666,827
Income taxes	101,562	462,019

See accompanying notes to the unaudited financial statements.

SSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

6.	LOANS

The Bank’s loan portfolio summarized by category is as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)
Mortgage loans:
One-to-four family	$75,617,401	$75,858,226
Commercial	58,702,797	50,122,058
	134,320,198	125,980,284

Commercial and industrial	18,118,214	11,455,554
Consumer	5,177,999	4,014,258
	157,616,411	141,450,096

Third-party loan acquisition and other net origination costs	304,708	385,883
Discount on loans previously held for sale	(205,681)	(219,997)
Allowance for loan losses	(1,101,600)	(1,041,445)

Total	$156,613,838	$140,574,537

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

The allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited), respectively:

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
September 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$471,438	$437,619	$134,880	$46,079	$1,090,016
Charge-offs	-	-	(9,270)	(29,146)	(38,416)
Recoveries	-	-	-	-	-
Provision (credit)	(33,194)	(46,940)	104,987	25,147	50,000
Ending balance	$438,244	$390,679	$230,597	$42,080	$1,101,600

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
September 30, 2017:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$488,009	$324,941	$70,466	$57,316	$940,732
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	2,495	12,352	15,186	31,017	61,050
Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

	Mortgage		Commercial	Consumer
Nine months ended	One-to-Four	Mortgage	and	and
September 30, 2018:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	(9,270)	(29,146)	(54,845)
Recoveries	-	-	-	-	-
Provision (credit)	(59,173)	7,144	159,013	8,016	115,000
Ending balance	$438,244	$390,679	$230,597	$42,080	$1,101,600

	Mortgage		Commercial	Consumer
Nine months ended	One-to-Four	Mortgage	and	and
September 30, 2017:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$498,410	$228,763	$59,439	$34,127	$820,739
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(7,906)	108,530	26,213	54,206	181,043
Ending balance	$490,504	$337,293	$85,652	$88,333	$1,001,782

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

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

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,137,668	$2,137,668	$-	$2,356,007	$2,356,007	$-
Commercial	$1,779,350	$1,779,350	-	1,122,740	1,122,740	-
Commercial and Industrial	$155,660	$155,660	-	8,251	8,251	-
Consumer and HELOC	$11,747	$11,747	-	29,245	29,245	-

With an allowance recorded:
Mortgage loans:
One-to-four family	354,381	354,381	33,422	152,651	152,651	23,870
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	2,492,049	2,492,049	33,422	2,508,658	2,508,658	23,870
Commercial	1,779,350	1,779,350	-	1,122,740	1,122,740	-
Commercial and Industrial	155,660	155,660	-	8,251	8,251	-
Consumer and HELOC	11,747	11,747	-	29,245	29,245	-

Total	$4,438,806	$4,438,806	$33,422	$3,668,894	$3,668,894	$23,870

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,051,434	$8,881	$1,832,617	$52,335
Commercial	1,555,260	5,125	200,988	803
Commercial and industrial	142,033	-	-	-
Consumer and HELOC	23,461	298	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	355,222	1,902	138,910	2,273
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	16,699	-

Total mortgage loans:
One-to-four family	2,406,656	10,783	1,971,527	54,608
Commercial	1,555,260	5,125	200,988	803
Commercial and industrial	142,033	-	-	-
Consumer and HELOC	23,461	298	16,699	-

Total	$4,127,410	$16,206	$2,189,214	$55,411

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$1,961,587	$9,313	$1,788,550	$76,546
Commercial	1,262,149	6,669	202,584	96,606
Commercial and industrial	105,142	-	-	-
Consumer and HELOC	38,063	505	-	-

With an allowance recorded:
Mortgage loans:
One-to-four family	374,613	7,622	141,029	6,254
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	5,566	-

Total mortgage loans:
One-to-four family	2,336,200	16,935	1,929,579	82,800
Commercial	1,262,149	6,669	202,584	96,606
Commercial and industrial	105,142	-	-	-
Consumer and HELOC	38,063	505	5,566	-

Total	$3,741,554	$24,109	$2,137,729	$179,406

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	September 30, 2018 (unaudited)
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$223,534	294,661	1,636,601	2,154,796	$73,462,605	$75,617,401	$-
Commercial	794,525	-	1,054,164	1,848,689	56,854,108	58,702,797	-
Commercial and industrial	-	-	155,660	155,660	17,962,554	18,118,214	-
Consumer and HELOC	10,547	-	1,200	11,747	5,166,252	5,177,999	-
Total	$1,028,606	$294,661	$2,847,625	$4,170,892	$153,445,519	$157,616,411	$-

	December 31, 2017
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$982,168	$399,992	$1,900,116	$3,282,276	$72,575,950	$75,858,226	$-
Commercial	656,640	-	1,122,740	1,779,380	48,342,678	50,122,058	-
Commercial and industrial	301,783	-	8,251	310,034	11,145,519	11,455,554	-
Consumer and HELOC	662	14,386	29,245	44,293	3,969,965	4,014,258	-
Total	$1,941,253	$414,378	$3,060,352	$5,415,983	$136,034,112	$141,450,096	$-

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	September 30,	December 31,
	2018	2017
	(unaudited)
Mortgage loans:
One-to-four family	$2,210,273	$2,108,086
Commercial	1,102,106	1,122,740
Commercial and industrial	155,660	8,251
Consumer and HELOC	11,747	29,245
Total	$3,479,786	$3,268,322

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

As of September 30, 2018, and December 31, 2017, the Bank allocated $7,266 and $23,870, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

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

	September 30,		December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,201,636	14.16%	$12,135,085	9.47%
For capital adequacy purposes	6,419,565	4.50%	5,718,465	4.50%
To be well capitalized	9,272,705	6.50%	8,325,005	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$20,201,636	14.16%	$12,135,085	9.47%
For capital adequacy purposes	8,559,420	6.00%	7,684,620	6.00%
To be well capitalized	11,412,560	8.00%	10,246,160	8.00%

Total capital
(to risk-weighted assets)
Actual	$21,303,236	14.93%	$13,176,530	10.29%
For capital adequacy purposes	11,412,560	8.00%	10,246,160	8.00%
To be well capitalized	14,265,700	10.00%	12,807,700	10.00%

Tier 1 capital
(to average assets)
Actual	$20,201,636	11.71%	$12,135,085	7.85%
For capital adequacy purposes	6,903,532	4.00%	6,186,160	4.00%
To be well capitalized	8,629,416	5.00%	7,732,700	5.00%

10.	COMMITMENTS

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	September 30, 2018	Valuation Techniques	Valuation Unobservable Inputs	(Weighted Average)
	(unaudited)
Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	320,959	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	240,747	Discounted cash flows	Loan prepayment speeds	10.44%
				(10.44)%

	Fair Value at			Range
	December 31, 2017	Valuation Techniques	Valuation Unobservable Inputs	(Weighted Average)

Other real estate owned	$59,932	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	112,139	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	231,977	Discounted cash flows	Loan prepayment speeds	8.67%
				(8.67)%

11.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2018 (unaudited)
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$5,875,416	$5,875,416	$5,875,416	$-	$-
Certificates of deposit	846,000	835,649	-	835,649	-
Investment securities:
Available for sale	8,922,885	8,922,885	192,632	8,730,253	-
Held to maturity	7,109	7,196	-	7,196	-
Loans, net	156,613,838	156,639,838	-	-	156,639,838
Accrued interest receivable	557,291	557,291	-	557,291	-
FHLB Stock	2,614,900	2,614,900	-	-	2,614,900

Financial liabilities:
Deposits	131,366,372	129,695,372	43,455,419	-	86,239,953
FHLB advances	31,374,500	30,933,500	-	30,933,500	-
Accrued interest payable	245,098	245,098	-	245,098	-

	December 31, 2017
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$16,478,066	$16,478,066	$16,478,066	$-	$-
Certificates of deposit	943,000	946,497	-	946,497	-
Investment securities:
Available for sale	2,616,350	2,616,350	195,316	2,421,034	-
Held to maturity	9,797	9,494	-	9,494	-
Loans, net	140,574,537	139,784,862	-	-	139,784,862
Accrued interest receivable	476,417	476,417	-	476,417	-
FHLB Stock	2,162,600	2,162,600	-	-	2,162,600

Financial liabilities:
Deposits	132,430,024	132,189,024	50,730,909	-	81,458,115
FHLB advances	26,416,200	25,602,500	-	25,602,500	-
Accrued interest payable	206,597	206,597	-	206,597	-

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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended September 30,
	2018	2017
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(46,722)	$(12,607)

Other comprehensive income (loss) on securities before reclassification, net of tax	(56,031)	652

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	-

Net other comprehensive income (loss)	(56,031)	652

Accumulated other comprehensive income (loss), end of period	$(102,753)	$(11,955)

	Net Unrealized Gain (Loss)
	on Securities
	Nine months ended September 30,
	2018	2017
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(23,487)	$(47,388)

Other comprehensive income (loss) on securities before reclassification, net of tax	(79,267)	35,664

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	(231)

Net other comprehensive income (loss)	(79,267)	35,433

Accumulated other comprehensive income (loss), end of period	$(102,754)	$(11,955)

14. EARNINGS PER SHARE

Earnings per common share for the three months ended September 30, 2018 are represented in the following table.

Earnings per common share for the nine months ended September 30, 2018 is not presented as the Company’s initial public offering was completed on January 24, 2018; therefore, per share results would not be meaningful.

Three months ended
September 30, 2018
(unaudited)

Net Income	$94,834

Shares outstanding for basic EPS:
Average shares outstanding	2,248,250
Less: Average unearned ESOP shares	85,377
2,162,873
Additional dilutive shares	-

Shares outstanding for basic and diluted EPS	2,162,873

Basic and diluted income per share	$0.04

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased by $11.6 million, or 6.8%, from $171.9 million at December 31, 2017 to $183.5 million at September 30, 2018. The increase was due primarily to an increase in net loans of $16.0 million, or 11.4%, to $156.6 million at September 30, 2018 from $140.6 million at December 31, 2017. Securities available for sale also increased by $6.3 million from $2.6 million at December 31, 2017, to $8.9 million at September 30, 2018. The increases were partially offset by a decrease in cash and cash equivalents of $10.6 million, or 64.3%, from $16.5 million at December 31, 2017, to $5.9 million at September 30, 2018, as the cash was invested in securities and used to fund loans. Prepaid reorganization and stock issuance costs decreased from $838,000 at December 31, 2017 to zero dollars at September 30, 2018, as the stock issuance was completed in 2018.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $10.6 million, or 64.3%, to $5.9 million at September 30, 2018 from $16.5 million at December 31, 2017. The decrease in cash was the result of the increase in investments available for sale as well as funding loan demand.

Net Loans. Net loans increased $16.0 million, or 11.4%, to $156.6 million at September 30, 2018, from $140.6 million at December 31, 2017. This was driven by increases in commercial mortgage loans and commercial and industrial loans. Commercial mortgages increased $8.6 million, or 17.1%, from $50.1 million at December 31, 2017 to $58.7 million at September 30, 2018. Commercial and industrial loans increased $6.7 million, or 58.2%, from $11.5 million at December 31, 2017 to $18.1 million at September 30, 2018. There was also an increase in consumer loans of $1.2 million during the period.

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

Stockholders’ Equity. Stockholders’ equity increased by $8.0 million, or 66.0%, to $20.1 million at September 30, 2018 from $12.1 million at December 31, 2017. The increase was due to $8.7 million of paid-in capital from the net proceeds of the stock offering completed on January 24, 2018. Additionally, retained earnings increased by $198,000, or 1.6%, to $12.3 million at September 30, 2018, from $12.1 million at December 31, 2017. The increase was partially offset by $848,000 in unearned compensation related to the Employee Stock Ownership Plan and an additional $79,000 in accumulated other comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Net Income. Net income totaled $95,000 for the three months ended September 30, 2018, compared to net income of $123,000 for the three months ended September 30, 2017, a decrease of $28,000 or 22.8%. The decrease was driven by an increase in total interest expense of $171,000 or 29.2%, to $755,000 for the three months ended September 30, 2018, from $585,000 for the three months ended September 30, 2017. Noninterest expense increased $120,000, or 13.6%, from $884,000 for the three months ended September 30, 2017 to $1.0 million for the three months ended September 30, 2018. Offsetting these decreases was an increase in interest income of $205,000, or 12.9%, from $1.6 million for the three months ended September 30, 2017 to $1.8 million for the three months ended September 30, 2018. There was also in increase in noninterest income of $5,000 from $130,000 for the three months ended September 30, 2017 to $135,000 for the three months ended September 30, 2018.

Interest and Dividend Income. Interest and dividend income increased $205,000, or 12.9%, to $1.8 million for the three months ended September 30, 2018, from $1.6 million for the three months ended September 30, 2017. Interest income on loans increased $158,000, or 10.4%, when comparing the three months ended September 30, 2018, with the three months ended September 30, 2017. This increase is primarily attributable to an increase in the average balance of net loans of $19.0 million, or 14.2%. The average balance of net loans increased from $133.9 million to $153.0 million when comparing the three months ended September 30, 2018 with the three months ended September 30, 2017. There was also an increase in the average balance of investment securities of $2.3 million, or 80.5%, from $2.8 million for the three months ended September 30, 2017, to $5.0 million for the three months ended September 30, 2018.

Interest Expense. Total interest expense increased $171,000, or 29.2%, to $755,000 for the three months ended September 30, 2018, compared to $585,000 for the three months ended September 30, 2017. Interest expense on deposit accounts increased $133,000, or 30.0%, to $578,000 for the three months ended September 30, 2018, compared to $445,000 for the three months ended September 30, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $4.9 million, or 4.2%, from $115.5 million for the three months ended September 30, 2017, to $120.3 million for the three months ended September 30, 2018. Among interest bearing deposits, the largest impact is from an increase of $10.0 million, or 13.3%, in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 39 basis points from 1.54% for the three months ended September 30, 2017, to 1.93% for the three months ended September 30, 2018, primarily due to increases in deposit rates in response to competition.

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

Net Interest Income. Net interest income increased $34,000, or 3.4%, when comparing the two periods. This was due to an increase in interest income of $205,000 when comparing the two periods, while interest expense increased by $171,000 over the two periods. Average interest-earning assets for the three months ended September 30, 2017 was $146.0 million, and it increased $22.4 million to $168.4 million for the three months ended September 30, 2018, an increase of 15.4%. Net interest earning assets increased $14.6 million, or 358.9%, to $18.7 million for the three months ended September 30, 2018, from $4.1 million for the three months ended September 30, 2017.

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

Non-Interest Expense. Non-interest expense increased $120,000, or 13.6%, to $1.0 million for the three months ended September 30, 2018, compared to $884,000 for the three months ended September 30, 2017. Salaries and employee benefits increased $24,000, or 5.6%, to $458,000 for the three months ended September 30, 2018 from $434,000 for the three months ended September 30, 2017. The increase was associated with the addition of staff dedicated to marketing, business development, and credit administration. Additionally, due to the addition of a second branch office, occupancy expenses increased $26,000, or 38.8%, to $93,000 for the three months ended September 30, 2018, from $67,000 for the three months ended September 30, 2017. Federal deposit insurance, data processing, director fees, and contributions and donations increased $16,000, $22,000, $20,000, and $10,000, respectively. A decrease in professional fees of $8,000 provided a small offset to the increases. The decrease in professional fees is due to a change in service provider.

Income Taxes. The income tax provision decreased from $61,000 for the three months ended September 30, 2017 to $18,000 for the three months ended September 30, 2018, a decrease of $42,000 or 69.8%. The effective tax rate was 16.2% for the three months ended September 30, 2018, and 33.1% for the three months ended September 30, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act enacted into law in December 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Net Income. Net income totaled $198,000 for the nine months ended September 30, 2018, compared to net income of $630,000 for the nine months ended September 30, 2017, a decrease of $431,000 or 68.5%. The decrease was driven by an increase in noninterest expense of $743,000, or 32.7%, to $3.0 million for the nine months ended September 30, 2018, from $2.3 million for the nine months ended September 30, 2017. There was also a decrease in noninterest income of $33,000, or 8.4%, to $361,000 for the nine months ended September 30, 2018, from $394,000 for the nine months ended September 30, 2017. There was a decrease in net interest income of $49,000, or 1.6%, and it remained at $3.0 million for the nine months ended September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 (Continued)

Also, the provision for income taxes decreased by $328,000, or 94.5%, to $19,000 for the nine months ended September 30, 2018, from $347,000 for the nine months ended September 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $307,000, or 6.5%, to $5.0 million for the nine months ended September 30, 2018, from $4.7 million for the nine months ended September 30, 2017. Interest income on loans increased $216,000, or 4.8%. This increase is primarily attributable to an increase in the average balance of net loans of $29.3 million, or 24.8%. The average balances of net loans increased from $118.4 million to $147.8 million when comparing the nine months ended September 30, 2017 with the nine months ended September 30, 2018.

Interest Expense. Total interest expense increased $357,000, or 21.2%, to $2.0 million for the nine months ended September 30, 2018, compared to $1.7 million for the nine months ended September 30, 2017. Interest expense on deposit accounts increased $270,000, or 21.1%, to $1.6 million for the nine months ended September 30, 2018, compared to $1.3 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $5.0 million, or 4.4%, from $113.2 million for the nine months ended September 30, 2017, to $118.2 million for the nine months ended September 30, 2018. Among interest bearing deposits, the largest impact is from a $9.5 million, or 12.9%, increase in time deposits. Additionally, the cost of funds associated with interest-bearing deposits increased 24 basis points from 1.51% for the nine months ended September 30, 2017, to 1.75% for the nine months ended September 30, 2018, due to increases in deposit rates in response to competition.

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

Net Interest Income. Net interest income decreased $49,000, or 1.6%, when comparing the two periods. This was due to an increase in interest expense of $357,000 when comparing the two periods, while interest income increased by $307,000 over the two periods. Average interest-earning assets for the nine months ended September 30, 2017 was $142.9 million, increasing $18.4 million to $161.4 million for the nine months ended September 30, 2018, an increase of 12.9%. Net interest earning assets increased $11.3 million, or 253.0%, to $15.8 million for the nine months ended September 30, 2018, from $4.5 million for the nine months ended September 30, 2017. Additionally, interest rate spread decreased 50 basis points from 2.79% to 2.29%, and net interest margin decreased 37 basis points from 2.84% to 2.47% when comparing the two periods.

Provision for Loan Losses. The provision for loan losses decreased $66,000, or 36.5%, to $115,000 for the nine months ended September 30, 2018, from $181,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the bank made adjustments to FAS 5 factors resulting in a larger than typical provision which accounts for the significant decrease in the provision when comparing the two periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 (Continued)

Non-Interest Income. Non-interest income decreased $33,000, or 8.4% to $361,000 for the nine months ended September 30, 2018, from $394,000 for the comparable nine months ended September 30, 2017. The decrease was primarily due to a decrease in gains on sale of loans of $115,000, or 42.1%, to $158,000 for the nine months ended September 30, 2018, from $272,000 for the nine months ended September 30, 2017. Partially offsetting this decrease was a $37,000 increase in loan servicing fees, a $17,000 increase in earnings on bank-owned life insurance, and a $28,000 increase in other noninterest income when comparing the two periods.

Non-Interest Expense. Non-interest expense increased $743,000, or 32.7%, to $3.0 million for the nine months ended September 30, 2018, compared to $2.3 million for the nine months ended September 30, 2017. Professional fees increased $284,000 to $557,000 for the nine months ended September 30, 2018, from $273,000 for the comparable nine months ended September 30, 2017. The increase is principally due to additional accounting and auditing expenses associated with the regulatory filings related to the Reorganization. Salaries and employee benefits increased $141,000, or 12.3%, to $1.3 million for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017. The increase was associated with the addition of staff due to the opening of a new branch office and increased staffing in lending, business development, and marketing. Additionally, due to the addition of a second branch, occupancy expenses increased $93,000, or 49.4%, to $280,000 for the nine months ended September 30, 2018, from $188,000 for the nine months ended September 30, 2017. Lastly, federal deposit insurance, data processing, director fees, and other noninterest expense increased $42,000, $34,000, $53,000, and $80,000, respectively.

Income Taxes. The income tax provision decreased from $347,000 for the nine months ended September 30, 2017 to $19,000 for the nine months ended September 30, 2018, a decrease of $328,000 or 94.5%. The effective tax rate was 8.8% for the nine months ended September 30, 2018, and 35.5% for the nine months ended September 30, 2017. The lower effective tax rate was a result of the Job and Tax Cuts Act enacted into law in December 2017.

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

				EVE as Percent of Economic
	Estimated Increase (Decrease) in EVE			Value of Assets
Basis Point (“bp”)
Change in Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$14,387	$(7,120)	(33.11)%	8.91%	(2.82)%
+300bp	15,780	(5,727)	(26.63)%	9.49%	(2.24)%
+200bp	17,654	(3,853)	(17.92)%	10.28%	(1.45)%
+100bp	19,680	(1,827)	(8.49)%	11.09%	(0.65)%
0	21,507	-	0.00%	11.73%	0.00%
-100bp	22,291	784	3.65%	11.87%	0.13%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

SSB BANCORP, INC.

Date: December 10, 2019	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: December 10, 2019	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

