Form 10-K
period 2019-12-31
SSB Bancorp, Inc.
filed 2020-03-30
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

As of June 30, 2019 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $6,543,731.

As of March 26, 2020, there were 2,276,891 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1.	Business

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

SSB Bancorp, Inc.

SSB Bancorp, Inc., a Maryland corporation organized on August 17, 2017, was incorporated as part of the mutual holding company reorganization of SSB Bank, which was completed on January 24, 2018. In the reorganization, SSB Bancorp, Inc. sold 1,011,712 shares of common stock to the public at $10.00 per share, representing 45% of its outstanding shares of common stock. SSB Bancorp, MHC owns 1,236,538, or 55%, of the outstanding common stock of SSB Bancorp, Inc. At December 31, 2019, SSB Bancorp, Inc. had total consolidated assets of $202.6 million, net loans of $156.1 million, deposits of $149.0 million, and stockholders’ equity of $20.9 million.

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

Historically, our business has consisted primarily of taking deposits from the general public and investing those funds, along with borrowings from the Federal Home Loan Bank of Pittsburgh, in one to four family residential real estate loans and, to a lesser extent, commercial real estate, commercial and industrial, and consumer loans. More recently, we have increased our focus on commercial and industrial lending to diversify our loan portfolio, increase the yield earned on our loans, and assist in managing interest rate risk. To a limited extent, we also invest in securities for liquidity purposes. We offer a variety of deposit products, including checking accounts, savings accounts and time deposits.

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

Lending Activities

General. Our historical principal lending activity has been originating one to four family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial and industrial loans, and consumer loans. More recently, we have increased our focus on originating commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans, and assist in managing interest rate risk. At December 31, 2019, our portfolio consisted predominantly of one to four family mortgages and commercial real estate loans. We primarily make loans to customers located in Allegheny County.

Historically, we have not originated significant amounts of loans for sale. In recent years, we have increased this activity in order to manage the duration and time to repricing of our loan portfolio, to manage interest rate risk, and to generate fee income. Currently, we sell all eligible fixed rate residential mortgages that we originate, preferably with servicing rights retained. We also engage in a significant amount of loan participation sales of loans in our commercial portfolio in order to manage portfolio risk.

One to four Family Residential Real Estate Lending. At December 31, 2019, we had $70.5 million of loans secured by one to four family real estate, representing 44.8% of our total loan portfolio. Our one to four family residential real estate loans typically have terms of up to 30 years and include fixed rate residential mortgages, adjustable rate residential mortgages, and home equity loans in 1st or 2nd lien position. Our adjustable rate one to four family residential mortgage loans have an initial five year fixed-interest rate period followed by annual adjustments to the interest rate. Interest rates are generally based on LIBOR. Our one to four family residential real estate loans are generally underwritten to internal guidelines, although recently we have begun underwriting loans to agency guidelines. We generally limit the loan-to-value ratios of our one to four family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we occasionally make one to four family residential mortgage loans with loan-to-value ratios in excess of 80%, but no higher than 95%, of the purchase price or appraised value, whichever is less, with private mortgage insurance.

We also have a mortgage banking operation that generates mortgage loans through three mortgage loan originators and one correspondent mortgage company. Loans are originated both for sale in the secondary market and for retention in our portfolio.

Currently, we retain all adjustable rate residential mortgage loans that we originate and generally seek to sell the majority of fixed rate residential mortgage loans that we originate, with servicing rights retained, through the Mortgage Partnership Finance (MPF) program administered by the Federal Home Loan Bank. We have an additional mortgage loan investor to whom we sell service-released mortgage loans that are outside of the scope of the MPF program. During the years ended December 31, 2019 and 2018, we sold $13.9 million and $9.7 million, respectively, of one to four family mortgages to these investors. During the years ended December 31, 2019 and 2018, we earned servicing fee income of $168,000 and $143,000, respectively. At December 31, 2019, we serviced $55.5 million of one to four family residential real estate loans held by others.

We do not offer “interest only” mortgage loans on permanent one to four family residential real estate loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. Additionally, we do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan, or mortgage loans with balloon terms, pursuant to which a loan does not fully amortize over its relatively short term and the outstanding amount becomes payable in full at the end of the term.

Commercial Real Estate Loans. In recent years, we have increased our commercial real estate loans. Our commercial real estate loans are secured primarily by one to four family and multi-family non-owner-occupied investment properties, hotels, and mixed-use properties, which may include both apartment and condominium units and retail or office space, all of which are located in our primary market area. At December 31, 2019, we had $57.1 million in commercial real estate loans, representing 36.3% of our total loan portfolio. This amount included $37.7 million of one to four family, non-owner-occupied investment properties, and $5.1 million of multi-family residential real estate loans, which are described below. At December 31, 2019, $10.3 million of our commercial real estate loans were for owner-occupied properties, and $4.0 million were commercial construction loans.

Our commercial real estate loans are generally balloon loans, with a five-year, seven-year, or ten-year fixed interest rate term based on a maximum 25-year amortization schedule. We offer fixed-interest rate commercial real estate loans of up to 15 years without a balloon feature. We also offer fixed rate multi-family residential real estate loans of up to 20 years without a balloon feature. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2019, the average balance of our commercial real estate loans was $178,000, and our largest commercial real estate loan totaled $1.4 million and was secured by mixed used commercial real estate property. At December 31, 2019, this loan was performing according to its original terms.

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

We generally limit our loans-to-one borrower to 15% of capital, or approximately $2.6 million at December 31, 2019. At December 31, 2019, our largest commercial real estate relationship was approximately $1.8 million, which consists of loans secured by one to four family non-owner-occupied properties and multi-family properties.

In recent years, we have begun to sell participation interest in individual commercial real estate loans that we originate to other financial institutions in order to reduce portfolio risk and manage our liquidity. Generally, we retain 50% of the loan amount and continue to service such loans.

Multi-Family Residential Real Estate Loans. At December 31, 2019, multi-family real estate loans totaled $5.1 million, or 3.3% of our total loan portfolio. Our multi-family real estate loans are typically secured by properties consisting of five or more rental units in our market area. At December 31, 2019, our largest multi-family residential real estate loan had an outstanding balance of $548,000 and was secured by real estate containing retail space and apartments. At December 31, 2019, this loan was performing according to its original terms.

Our multi-family residential real estate loans are generally balloon loans, with five-year, seven-year, or ten-year fixed-interest rate terms based on a 25-year amortization schedule. The maximum loan-to-value ratio of our multi-family residential real estate loans is generally 80% and we generally limit our loans-to-one borrower to 15% of capital, or approximately $2.6 million at December 31, 2019.

We consider several factors in originating multi-family residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We require appraisals by state certified appraisers for all real estate related or business purpose loans for $250,000 or more. Personal guarantees are generally obtained by individuals who own 20% or more of the borrowing business. We engage a third party to perform a preliminary site evaluation to determine environmental risk for each multi-family residential property and conduct additional testing, if necessary.

In recent years, we have begun to sell participation interest in individual multi-family real estate loans that we originate to other financial institutions in order to reduce portfolio risk and manage our liquidity. Generally, we retain a 5% to 50% portion of the loan amount and continue to service such loans. We are not an active purchaser of such loans.

Construction Loans. We originate loans to individual homeowners and a limited group of established local builders to finance the construction of one to four family residential properties, and commercial and multi-family properties. At December 31, 2019, construction loans totaled $9.2 million, or 5.8% of our total loan portfolio, consisting of $5.2 million of one to four family residential construction loans and $4.0 million of commercial and multi-family real estate construction loans. These loans generally are secured by properties located in our primary market area. We generally do not originate speculative construction loans, which are construction loans made to a builder who does not have a buyer under contract for the completed property when we originate the loan. At December 31, 2019, we did not have any speculative construction loans outstanding.

Our commercial and multi-family real estate construction loans typically involve purchase and renovation projects, and are primarily secured by non-owner-occupied properties located within the Pittsburgh city limits. Generally, the construction period of these loans may last up to 18 months, during which the borrower may make payments of interest only. Upon completion of construction, commercial construction loans generally become fixed rate five-year, seven-year, or ten-year balloon loans, based on a maximum 25-year amortization schedule. The maximum loan-to-value ratio of such loans is generally 80%.

We also offer residential construction mortgages, which are made for the purpose of constructing a borrower’s primary residence. Generally, the construction period of these loans may last up to 12 months, during which a borrower may make payments of interest only. Construction periods of longer than 12 months require the approval of our senior lending officer or the president and chief executive officer. Licensed contractors must be approved by us and an inspection of the construction process is performed before each scheduled disbursement to verify the stages of construction. Upon completion of construction, all residential construction mortgages become fixed rate mortgages, which we attempt to sell, with servicing rights retained. The home must be fully completed and certified as such by the inspector before final disbursements and permanent financing.

At December 31, 2019, our largest construction loan had an outstanding balance of $1.2 million and was secured by residential real estate. At December 31, 2019, this loan was performing according to its original terms.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships, and small businesses. Our commercial lending efforts focus on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas. These loans are generally secured by blanket liens on business assets, although we do from time to time offer unsecured lines of credit and term loans. At December 31, 2019, commercial and industrial loans were $24.0 million, or 15.3% of total loans, of which $1.2 million were unsecured.

Our commercial lending products include term loans and revolving lines of credit. Commercial lines of credit are typically made with variable interest rates, which are adjusted annually and float over time. Term loans generally consist of fixed rate loans for equipment, with terms of up to seven years and a maximum loan-to-value ratio of 100% of the purchase price.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

Our largest commercial and industrial loan at December 31, 2019 totaled $2.0 million and was a term loan secured by accounts receivable, inventory, equipment and other business assets. At December 31, 2019, this loan was performing in accordance with its original terms.

Consumer Loans and Home Equity Lines of Credit. We offer a limited range of consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our consumer loans consist primarily of loans on new and used automobiles, loans on recreational vehicles, home equity lines of credit, and personal loans and lines of credit. Adjustable rate lines of credit are prime-based and reset each quarter. The maximum term for auto loans depends on the age of the vehicle, generally with a maximum term of seven years and maximum amount of $75,000, for new vehicles. Unsecured lines of credit and home equity lines of credit have terms up to 15 years. The maximum loan-to-value ratio for home equity lines of credit is generally up to 90% (taking into account any outstanding first mortgage loan balance), while the maximum amount for home equity lines of credit is generally $250,000. At December 31, 2019, consumer loans and home equity lines of credit were $5.7 million, or 3.6% of total loans, of which $3.7 million were home equity lines of credit and $1.5 million were new and used auto loans.

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

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one to four family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flow and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Additional environmental evaluations are performed, if required.

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

We have a concentration in commercial real estate loans under applicable bank regulatory guidance. At December 31, 2019, commercial real estate loans represented 309.2% of SSB Bank’s total capital. This calculation includes all loans secured by commercial real estate, multi-family, and non-owner-occupied one to four properties. It does not include construction loans.

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

Adjustable Rate Loans. While we believe that adjustable rate loans better offset the adverse effects of an increase in interest rates as compared to fixed rate loans, an increased monthly payment required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

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

Originations, Purchases and Sales of Loans

Lending activities are conducted by loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We primarily originate fixed rate residential mortgage loans and adjustable rate commercial real estate loans. Our ability to originate adjustable rate loans is dependent upon customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from existing customers, real estate agents, brokers, attorneys, builders and others.

We also purchase loans from correspondent lenders to supplement our loan production. These loans generally consist of one to four family residential mortgage loans. For the year ended December 31, 2019, we purchased $3.2 million of whole loans. Substantially all of our purchased loans are to borrowers located in our primary market area. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.

Generally, we sell all our eligible fixed rate residential real estate loans upon origination, with servicing rights retained, in order to manage the duration and time to repricing of our loan portfolio, and to generate non-interest income. We currently sell loans through the Mortgage Partnership Finance program administered by the Federal Home Loan Bank of Pittsburgh. We sold $11.0 million of fixed rate residential mortgages during the year ended December 31, 2019, all on a servicing-retained basis through the Mortgage Partnership Finance program. We sold another $2.9 million of fixed rate residential mortgages to a secondary investor on a service-released basis during the year ended December 31, 2019.

In addition, we sold two commercial mortgage loan pools during the year ended December 31, 2019. The first pool consisted of $3.6 million in commercial mortgage loans in which we retained a 5% participation interest and retained servicing rights. The second pool consisted of $3.1 million in commercial mortgage loans in which we retained no participation interest, but we did retain servicing rights.

At December 31, 2019, we serviced $55.2 million of one to four family residential real estate loans and $10.6 million of commercial real estate loans for others and we generated $168,000 in loan servicing fee income during the year ended December 31, 2019.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Consistent with our lending policy, the board of directors has granted loan approval authority to certain senior officers up to prescribed limits, not exceeding $1.75 million in the case of the President and Chief Executive Officer, $1.0 million in the case of the Vice President of Commercial Lending, and $510,400 in the case of the Consumer Loan Manager. Loans in excess of such amounts require the approval of the board of directors, as do any extensions of credit to borrowers who already have significant outstanding loan relationships. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by the board of directors. Exceptions are reported to the board of directors monthly.

Loans-to-One Borrower

Under Pennsylvania banking laws, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, which is the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. We have established an internal limit for an aggregate amount of loans to one borrower or guarantor equal to the legal lending limit or 15% of our total capital accounts, which was approximately $2.6 million at December 31, 2019.

Under certain circumstances, well qualified customers or customers with multiple individually qualified projects, our internal loans-to-one borrower limit may be exceeded subject to the approval of the board of trustees. As of December 31, 2019 we had no relationships that exceeded the limit-to-one-borrower.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal government securities, deposits at the Federal Home Loan Bank of Pittsburgh, certificates of deposit of federally insured institutions, investment grade corporate bonds, and federally insured deposits at other institutions. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock, in which the amount invested is based on the level of our Federal Home Loan Bank borrowings. Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019. At December 31, 2019, our securities investment portfolio had a fair value of $9.9 million and consisted of municipal bonds, corporate bonds, and mortgage-backed securities. See Notes 3, 4, and 5 of the Notes to Financial Statements.

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

Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market area, however, we do accept some brokered and listing service deposits. Deposits are attracted through the offering of a broad selection of deposit instruments for both individuals and businesses. At December 31, 2019, our deposits totaled $149.0 million.

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

Borrowings. We use advances from the Federal Home Loan Bank of Pittsburgh to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At December 31, 2019, we had $91.3 million of available borrowing capacity with the Federal Home Loan Bank of Pittsburgh and had $31.4 million in advances outstanding.

Personnel

As of December 31, 2019, we had 21 full-time employees and 2 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Emerging Growth Company Status

SSB Bancorp, Inc. is an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more (as adjusted for inflation), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company in January 2023, five years after the completion of our initial stock offering.

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

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. SSB Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available for sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” which, as fully phased in, consists of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The “capital conservation buffer” was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer became effective.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a Tier 1 leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a Tier 1 leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a Tier 1 leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a Tier 1 leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2019, SSB Bancorp, Inc. was classified as a “well capitalized” institution.

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

As required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation has issued final rules implementing changes to the assessment rules. The rules change the assessment base used for calculating deposit insurance assessments from deposits to total assets, less tangible (Tier 1) capital. Since the new base is larger than the previous base, the Federal Deposit Insurance Corporation also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to non-deposit funding. No institution may pay a dividend if it is in default of its assessments.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020, and insured institutions with assets of $10 billion or more were supposed to fund the increase. On September 30, 2018, the 1.35% ratio was exceeded, reaching 1.36%. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%. The fund rate achieved 1.40% as of June 30, 2019, and the Federal Deposit Insurance Corporation first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019). The Federal Deposit Insurance Corporation will continue to apply small bank credits so long as the ratio is at least 1.35%. After applying small bank credits for four quarters, the Federal Deposit Insurance Corporation will remit to banks the value of any remaining small bank credits in the next assessment period in which the ratio is at least 1.35%.The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation to establish a maximum fund ratio. The Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund ratio of 2%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO were due to mature in 2017 through 2019.

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

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. SSB Bank is in compliance with these requirements. Subsequent to the end of the reporting period, the Federal Reserve Board lowered the reserve requirement to 0.00% on March 15, 2020, effective March 26, 2020.

Federal Home Loan Bank System

SSB Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. SSB Bank complied with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. SSB Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Pittsburgh stock. At December 31, 2019, no impairment has been recognized.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry forward net operating losses an unlimited number of years with an 80% taxable income limitation. At December 31, 2019, we had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, we had no capital loss carryovers.

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

As of December 31, 2019, the net book value of our office properties was $4.0 million, and the net book value of our furniture, fixtures and equipment was $251,000. The following table sets forth information regarding our offices.

Location	Leased/Owned	Year Acquired

Main Office:
8700 Perry Highway	Owned	2017
Pittsburgh, Pensylvania 15237

Branch Office:
2470 California Avenue	Owned	1930
Pittsburgh, Pennsylvania 15212

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. Management has determined after consultation with legal counsel that result would not have a material effect on our financial condition, results of operations, or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Group under the symbol “SSBP.” As of March 26, 2020, we had 112 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 2,276,891 shares of common stock outstanding, of which 1,236,538 shares, or 55%, are owned by SSB Bancorp, MHC. SSB Bancorp, Inc. completed its initial public offering on January 24, 2018, and its stock commenced trading on January 26, 2018. Accordingly, there is no market information to report for the year ended December 31, 2017. The following table provides quarterly market price and dividend information per common share for 2019 and 2018. Prices presented in the table below are bid prices between broker-dealers as published by the OTC Pink Market. The prices do not include retail markups or markdowns or any commission to the broker-dealer and do not necessarily reflect prices in actual transactions.

	High Bid	Low Bid	Dividends
2019:
Fourth quarter	$8.15	$7.30	$-
Third quarter	8.48	7.93	-
Second quarter	8.54	8.03	-
First quarter	9.09	8.32	-

2018:
Fourth quarter	$9.43	$8.55	$-
Third quarter	9.50	9.21	-
Second quarter	9.40	9.10	-
First quarter	9.65	9.25	-

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

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2019.

ITEM 6.	Selected Financial and Other Data

The summary information presented below at each date or for each of the periods presented is derived in part from our consolidated financial statements. The financial condition data at December 31, 2019, 2018, and 2017 and the operating data for the years ended December 31, 2019, 2018, and 2017 were derived from the audited consolidated financial statements. included elsewhere in this annual report. The information at and for the year ended December 31, 2017 was derived in part from audited financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our financial statements and notes included in this annual report.

	At December 31,
	2019	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$202,632	$188,792	$171,905
Cash and cash equivalents	21,881	9,034	16,478
Certificates of deposit	2,465	846	943
Securities available for sale	9,850	9,068	2,616
Securities held to maturity	4	6	10
Gross loans	157,295	159,655	141,616
Net loans	156,112	158,530	140,575
Loans held for sale	-	-	-
Total liabilities	181,749	168,473	159,794
Total deposits	149,021	136,109	132,430
Federal Home Loan Bank advances	31,375	31,375	26,416
Stockholders’ equity (total equity at December 31, 2017)	20,883	20,319	12,112

	For Years Ended December 31,
	2019	2018	2017
	(In thousands)
Selected Operating Data:
Interest income	$8,289	$7,018	$6,223
Interest expense	3,804	2,900	2,316
Net interest income	4,485	4,118	3,907
Provision for loan losses	174	150	247
Net interest income after provision for loan losses	4,311	3,968	3,660
Non-interest income (loss) (1) (2)	723	460	527
Non-interest expense	4,489	3,985	3,014
Income before income taxes	545	443	1,173
Provision for income taxes (3)	109	63	584
Net income	$436	$380	$589

(1)	Non-interest income included a gain on sale of loans of $356,000 for the year ended December 31, 2019, $182,000 for the year ended December 31, 2018, and $348,000 for the year ended December 31, 2017.
(2)	Non-interest income included a gain on sale of securities of $48,000 for the year ended December 31, 2019, and $1,000 for the year ended December 31, 2017.
(3)	Provision for income taxes for the year ended December 31, 2017 includes a $203,000 write-down of the net deferred tax asset due to changes in federal tax laws enacted in December 2017.

	For the Years Ended December 31,
	2019	2018	2017

Performance Ratios:
Return on average assets (1)	0.22%	0.22%	0.38%
Return on average equity (2)	2.10%	1.93%	4.89%
Interest rate spread (3)	2.23%	2.29%	2.56%
Net interest margin (4)	2.43%	2.49%	2.61%
Efficiency ratio (5)	86.20%	87.03%	67.97%
Average interest-earning assets to average interest-bearing liabilities	109.83%	111.61%	103.58%

Capital Ratios (SSB Bank only):
Average equity to assets	8.77%	9.19%	7.79%
Tier 1 capital (to adjusted total assets)	8.83%	9.58%	7.85%
Tier 1 capital (to risk-weighted assets)	11.59%	11.75%	9.47%
Total capital (to risk-weighted assets)	12.38%	12.54%	10.29%
Common equity Tier 1 capital (to risk-weighted assets)	11.59%	11.75%	9.47%

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.75%	0.70%	0.74%
Allowance for loan losses as a percent of non-performing loans	30.65%	31.66%	31.85%
Net charge-offs to average outstanding loans during the period	0.07%	0.04%	-0.02%
Non-performing loans as a percent of total gross loans	2.45%	2.23%	2.31%
Non-performing assets as a percent of total assets	1.93%	1.96%	1.94%

Other Data:
Number of offices	2	2	2
Number of full-time equivalent employees	22	19	18

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity (net worth).
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income. Non-interest expense increased $971,000 in the year ended December 31, 2018 compared to the year ended December 31, 2017, causing the 19.06% increase.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of making loans to real estate investors, businesses and consumers. We also invest in securities, which consist of Federal Home Loan Bank of Pittsburgh stock, mortgage-backed securities issued by U.S. government-sponsored entities, corporate bonds, tax-exempt municipal bonds, and U.S. Treasury notes. We also have a mortgage banking operation that generates one to four family residential mortgage loans through three mortgage loan originators and three correspondent mortgage banks. Such residential mortgage loans are originated both for sale in the secondary market and for retention in our portfolio. However, the origination of loans for sale became a larger focus for us at the beginning of 2017. We continue to rely less on correspondent banks for loan originations, focusing instead on self-generated originations.

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

Our current business strategy consists of the following:

●	Continue to grow our core deposit base. Deposits have been and continue to be our primary source of funds for lending. Historically, we relied on time deposits as a source of funds, we remain focused on increasing core deposits. We consider savings, checking, money market, and commercial deposits to be core deposits. Core deposits are the funding source that is least costly and least sensitive to interest rate fluctuations. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. Continuing to focus on relationship growth will increase our deposit portfolio with new and existing customers. We also continue to improve and invest in technologies, such as remote check capture and mobile & on-line banking that will help to attract core deposits. Additionally, we will be offering new consumer checking and savings products that we expect to boost core deposits.

●	Increase income streams by developing and offering innovative products to help our customers’ meet their financial goals. We continue to strive to make the financial independence of our customers and our communities one of the pillars of our core values. We opened a consumer credit card product and will be opening up a business credit card product in 2020. We continue to market special CD & money market rates, and we continue to offer ATM fee reimbursement along with all checking account products. While some of these offerings create a tangible cost, the intangible value to the bank and appreciation from our customers is incalculable. Relationship banking is our goal and by providing more products to our customers, we broaden the available avenues for income growth.

●	Manage credit risk to maintain a low level of non-performing assets. Strong asset quality is a key to the long-term financial success of any bank. Our credit risk management strategy focuses on well-defined credit and investment policies and procedures that we believe promote conservative lending and investment practices, conservative loan underwriting criteria and active credit monitoring. In 2019 we’ve instituted practices to strengthen collection efforts to address levels of non-performing assets as well.

●	Manage interest rate risk. Interest rate risk management is central to our budgeting, liquidity, and asset management. Our focus has shifted to managing our commercial and consumer credit portfolios, with conservative lending growth, competitive interest rates, and reasonable closing costs. The commercial lending department continues to market saleable loans to the market in an effort to free up space for more competitive opportunities in terms of interest rate and credit quality. The consumer lending department continues to sell all eligible fixed rate residential mortgage loans into the secondary market, which helps mitigate and manage interest rate risk.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 17 of the financial statements.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of net income. At December 31, 2019, we believe the unrealized losses are primarily a result of increases in market yields from the time of purchase. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Loan Portfolio

General. Loans are our primary interest-earning asset. At December 31, 2019, net loans represented 77.0% of our total assets.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One-to-four family	$70,512	44.82%	$75,521	47.32%	$75,858	53.63%
Commercial	57,118	36.31	59,494	37.28	50,122	35.43
	127,630	81.13	135,015	84.60	125,980	89.06

Commercial and industrial	23,990	15.25	19,167	12.01	11,456	8.10
Consumer	5,691	3.62	5,404	3.39	4,014	2.84
	157,311	100.00%	159,586	100.00%	141,450	100.00%

Third-party loan acquisition and other net origination costs	147		268		386
Discount on loans previously held for sale	(163)		(199)		(220)
Allowance for loan losses	(1,183)		(1,125)		(1,041)
Total	$156,112		$158,530		$140,575

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One-to-four family	$68,472	65.74%	$74,902	71.60%
Commercial	25,207	24.20	23,203	22.18
	93,679	89.94	98,105	93.78

Commercial and industrial	8,327	7.99	4,393	4.20
Consumer	2,156	2.07	2,108	2.02
	104,162	100.00%	104,606	100.00%

Third-party loan acquisition and other net origination costs	406		313
Discount on loans previously held for sale	-		-
Allowance for loan losses	(821)		(839)
Total	$103,747		$104,080

Loan Maturity. The following tables set forth certain information at December 31, 2019 and December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that may significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	December 31, 2019
	One-to-Four Family Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
1 year or less	$4,774	$7,413	$11,005	$116	$23,308
More than 1 year through 2 years	25	5,013	1,330	78	6,446
More than 2 years through 3 years	100	8,954	1,557	427	11,038
More than 3 years through 5 years	1,424	15,231	8,764	1,083	26,502
More than 5 years through 10 years	3,641	13,944	1,280	1,066	19,931
More than 10 years through 15 years	8,374	5,874	54	2,783	17,085
More than 15 years	52,174	689	-	138	53,001
Total	$70,512	$57,118	$23,990	$5,691	$157,311

	December 31, 2018
	One-to-Four Family Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
1 year or less	$6,252	$5,309	$9,399	$83	$21,043
More than 1 year through 2 years	7	3,056	182	68	3,313
More than 2 years through 3 years	777	6,244	2,291	187	9,499
More than 3 years through 5 years	2,292	22,266	4,723	1,308	30,589
More than 5 years through 10 years	4,526	16,043	2,514	977	24,060
More than 10 years through 15 years	7,594	5,591	58	2,016	15,259
More than 15 years	54,073	985	-	765	55,823
Total	$75,521	$59,494	$19,167	$5,404	$159,586

The following tables sets forth the dollar amount of all loans at December 31, 2019 that are due after December 31, 2020 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude third-party loan and other net origination costs and the discount on loans previously held for sale.

	December 31, 2019 (loans due after 12/31/2018)
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One-to-four family mortgage loans	$61,095	$4,641	$65,736
Commercial mortgage loans	44,952	4,754	49,706
Commercial and industrial loans	11,777	1,209	12,986
Consumer loans and HELOC	1,894	3,681	5,575
Total	$119,718	$14,285	$134,003

Loan Originations, Purchases and Sales. The following table sets forth our loan origination, purchase and sale activity for the years indicated.

	Year Ended December 31 December 31,
	2019	2018
	(In thousands)
Total loans at beginning of period	$159,586	$141,450
Loans originated:
One-to-four family mortgage loans	18,945	18,565
Commercial mortgage loans	3,254	1,738
Construction loans	7,093	8,971
Multi-family loans	280	10,270
Commercial and industrial loans	11,220	9,899
Consumer loans	4,067	3,714
Total loans originated	44,859	53,157
Loans purchased:
One-to-four family mortgage loans	2,664	3,939
Commercial mortgage loans	-	-
Construction loans	538	1,902
Consumer loans	-	-
Total loans purchased	3,202	5,841
Additions:
Loans held for sale transferred to loans held for investment	-	-
Less:
Loan principal repayments	29,788	31,179
Loan sales	20,548	9,683
Loans transferred to held for sale	-	-
Net loan activity	(2,275)	18,136
Total loans at end of period	$157,311	$159,586

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
	(In thousands)
Mortgage loans:
One-to-four family	$339	$856	$1,799	$2,994	$67,518	$70,512	$-
Commercial	280	138	823	1,241	$55,877	$57,118	645
Commercial and Industrial	32	220	-	252	$23,738	$23,990	-
Consumer	5	-	39	44	$5,647	$5,691	-
Total	$656	$1,214	$2,661	$4,531	$152,780	$157,311	$645

	At December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or Greater Still Accruing
	(In thousands)
Mortgage loans:
One-to-four family	$305	$625	$1,701	$2,631	$72,890	$75,521	$-
Commercial	-	-	1,094	1,094	58,400	59,494	-
Commercial and Industrial	-	-	156	156	19,011	19,167	-
Consumer	-	-	1	1	5,403	5,404	-
Total	$305	$625	$2,952	$3,882	$155,704	$159,586	$-

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
One-to-four family mortgage loans	$2,046	$2,302	$2,108	$1,315	$1,705
Commercial mortgage loans	1,055	1,094	1,123	203	216
Commercial and industrial loans	75	156	8	-	-
Consumer loans	39	1	29	-	-
Total	3,215	3,553	3,268	1,518	1,921
Accruing loans past due 90 days or more:
One-to-four family mortgage loans	-	-	-	138	-
Commercial mortgage loans	645	-	-	-	-
Commercial and industrial loans	-	-	-	9	-
Consumer loans	-	-	-	53	-
Total	645	-	-	200	-

Total non-performing loans	3,860	3,553	3,268	1,718	1,921

Other real estate owned	45	138	60	60	66
Total non-performing assets	$3,905	$3,691	$3,328	$1,778	$1,987

Troubled debt restructurings (accruing):
One-to-four family mortgage loans	$1,540	$51	$310	$286	$307
Commercial mortgage loans	1,417	674	-	310	1,202
Commercial and industrial loans	1,323	-	-	-	-
Consumer loans	149	-	-	-	-
Total troubled debt restructurings (accruing)	$4,429	$725	$310	$596	$1,509

Total troubled debt restructurings (accruing) and
total non-performing assets	$8,334	$4,416	$3,638	$2,374	$3,496

Total non-performing loans to gross loans	2.45%	2.23%	2.31%	1.65%	1.84%
Total non-performing loans to total assets	1.90%	1.88%	1.90%	1.22%	1.50%
Total non-performing assets to total assets	1.93%	1.96%	1.93%	1.26%	1.55%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	4.11%	2.34%	2.12%	1.68%	2.73%

The cumulative amount of interest income not recognized on non-accrual loans at December 31, 2019, 2018, 2017, 2016, and 2015 was $473,000, $357,000, $278,000, $233,000, and $207,000, respectively. For the years ended December 31, 2019, 2018, 2017, and 2016 interest income was negatively impacted by $116,000, $79,000, $45,000, and $16,000, respectively, as a result of nonaccrual loans not performing in accordance with their original terms. Interest income was immaterially impacted by accruing troubled debt restructurings for the years ended December 31, 2019, 2018, 2017, and 2016 with the exception of the recognition of $95,000 and $102,000 in the years ended December 31, 2017 and 2016, respectively, related to recoveries of interest from prior periods.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2019, there were no other potential problem loans.

Classified Assets. The following table sets forth information regarding our classified assets, as defined under applicable regulatory standards, and our special mention assets at the dates indicated.

	At December 31,
	2019	2018
	(In thousands)
Special mention	$25	$3,982
Substandard (1)	4,570	4,180
Ending Balance	$4,595	$8,162

(1)	Includes one to four family residential real estate loans on nonaccrual status of $2.0 million and $2.3 million at December 31, 2019 and 2018, respectively, as well as consumer loans on nonaccrual status of $39,000 and $1,000 at December 31, 2019 and 2018, respectively.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,125	$1,041	$821	$839	$871
Provision for loan losses	174	150	247	30	(42)
Charge-offs:
One-to-four family mortgage loans	(28)	(16)	-	(50)	(19)
Commercial mortgage loans	(23)	-	-	-
Commercial and industrial loans	(51)	(9)	-	-
Consumer loans	(20)	(41)	(27)	-
Total charge-offs	(122)	(66)	(27)	(50)	(19)
Recoveries:
One-to-four family mortgage loans	-	-	-	2	29
Commercial mortgage loans	-	-	-	-
Commercial and industrial loans	6	-	-	-
Consumer loans	-	-	-	-
Total recoveries	6	-	-	2	29

Net (charge-offs) recoveries	(116)	(66)	(27)	(48)	10

Allowance for loan losses at end of period	$1,183	$1,125	$1,041	$821	$839

Allowance for loan losses to non-performing loans at end of period	30.65%	31.66%	31.85%	47.79%	43.68%
Allowance for loan losses to total loans outstanding at end of period	0.75%	0.70%	0.74%	0.79%	0.80%
Net charge-offs to average loans outstanding during the period	0.07%	0.04%	(0.02%)	(0.04%)	0.00%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31,
	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

One-to-four family mortgage loans	$543	46%	45%	$422	38%	47%	$514	49%	54%
Commercial mortgage loans	444	38	36	394	35	37	383	37	35
Commercial and industrial loans	171	14	15	264	23	12	81	8	8
Consumer loans	25	2	4	45	4	4	63	6	3
Total	$1,183	100%	100%	$1,125	100%	100%	$1,041	100%	100%

	December 31,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

One-to-four family mortgage loans	$498	61%	66%	$606	72%	72%
Commercial mortgage loans	229	28	24	173	21	22
Commercial and industrial loans	60	7	8	28	3	4
Consumer loans	34	4	2	32	4	2
Total	$821	100%	100%	$839	100%	100%

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

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of our securities portfolio at the dates indicated.

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$4	$4	$6	$6	$10	$9
Total	$4	$4	$6	$6	$10	$9
Securities available-for-sale:
Mortgage-backed securities in government-sponsored entities	$5,304	$5,281	$3,883	$3,865	$525	$519
Obligations of state and political subdivisions	1,364	1,366	1,540	1,502	1,626	1,600
Corporate bonds	3,189	3,203	3,547	3,509	301	302
U.S. treasury securities	-	-	193	192	194	195
Total	$9,857	$9,850	$9,163	$9,068	$2,646	$2,616

At December 31, 2019, 2018, and 2017 we had no investments in a single issuer (other than securities issued by the U.S. government and government agency), which had an aggregate book value in excess of 10% of our stockholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2019, 2018 and 2017. Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	December 31, 2019
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$-		$3	5.52%	$1	4.13%	$-		$4	$4	5.06%
Total	$-		$3	5.52%	$1	4.13%	$-		$4	$4	5.06%
Securities available-for-sale:
U.S. treasury securities	$-		$-		$-		$-		$-	$-
Mortgage-backed securities in government-sponsored entities	$-		$44	2.63%	$-		$5,260	2.68%	5,304	5,281	2.68%
Obligations of state and political subdivisions	$75	2.86%	$500	1.84%	$789	2.00%	$-		1,364	1,366	1.99%
Corporate bonds	$100	2.68%	$497	3.44%	$2,592	2.66%	$-		3,189	3,203	2.78%
Total	$175	2.76%	$1,041	2.64%	$3,381	2.51%	$5,260	2.68%	$9,857	$9,850	2.62%

	December 31, 2018
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$-	-	$5	5.43%	$1	4.13%	$-	-	$6	$6	5.12%
Total	$-	-	$5	5.43%	$1	4.13%	$-	-	$6	$6	5.12%
Securities available-for-sale:
U.S. treasury securities	$193	2.49%	$-		$-		$-		$193	$192	2.49%
Mortgage-backed securities in government-sponsored entities	$-		$-		$64	2.61%	$3,819	2.89%	$3,883	$3,865	2.89%
Obligations of state and political subdivisions	$30	2.02%	$575	1.90%	$935	2.29%	$-		$1,540	$1,502	2.14%
Corporate bonds	$200	2.04%	$2,083	3.46%	$1,264	3.72%	$-		$3,547	$3,509	3.47%
Total	$423	2.25%	$2,658	3.12%	$2,263	3.10%	$3,819	2.89%	$9,163	$9,068	2.98%

	December 31, 2017
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Securities held-to-maturity:
Mortgage-backed securities in government-sponsored entities	$-	-	$8	5.40%	$2	4.13%	$-	-	$10	$9	5.17%
Total	$-	-	$8	5.40%	$2	4.13%	$-	-	$10	$9	5.17%
Securities available-for-sale:
U.S. treasury securities	$-		$194	3.13%	$-		$-		$194	$195	3.13%
Mortgage-backed securities in government-sponsored entities	-		-		91	4.50%	434	3.25%	525	519	3.48%
Obligations of state and political subdivisions	$85	3.69%	$606	2.03%	291	2.00%	644	2.57%	1,626	1,600	2.33%
Corporate bonds	-		301	2.34%	-	-	-	-	301	302	2.33%
Total	$85	3.69%	$1,101	2.31%	$382	2.59%	$1,078	2.84%	$2,646	$2,616	2.61%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2019 and 2018.

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

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Non-interest bearing demand accounts	$5,519	3.70%	$5,699	4.19%
Interest-bearing demand accounts	18,219	12.23%	8,386	6.16%
Money market accounts	30,129	20.22%	16,021	11.77%
Savings accounts	1,315	0.88%	12,884	9.47%
Time deposit accounts	93,839	62.97%	93,119	68.42%
Total	$149,021		$136,109

The following tables indicate the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2019 and 2018. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
December 31, 2019:
Three months or less	$6,992
Over three through six months	4,696
Over six through twelve months	16,057
Over twelve months	51,746
Total	$79,491

December 31, 2018:
Three months or less	$4,766
Over three through six months	7,767
Over six through twelve months	15,865
Over twelve months	52,383
Total	$80,781

The following tables set forth time deposit accounts classified by rate and maturity at December 31, 2019 and December 31, 2018.

	December 31, 2019
	Amount Due
	Less Than One Year	More Than One Year to Two Years	More than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)

0.00 - 1.00%	$-	$-	$-	$-	$-	0.00%
1.01 - 2.00%	15,714	12,940	2,453	1,653	32,760	34.91%
2.01 - 3.00%	12,537	6,901	8,628	20,515	48,581	51.77%
3.01 - 4.00%	3,278	1,991	2,641	4,588	12,498	13.32%
Total	$31,529	$21,832	$13,722	$26,756	$93,839

	December 31, 2018
	Amount Due
	Less Than One Year	More Than One Year to Two Years	More than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	Dollars in thousands)

0.00 - 1.00%	$583	$-	$-	$-	$583	0.63%
1.01 - 2.00%	18,345	9,527	8,186	2,171	38,229	41.05%
2.01 - 3.00%	12,334	7,931	1,840	21,623	43,728	46.96%
3.01 - 4.00%	-	3,275	1,989	5,315	10,579	11.36%
Total	$31,262	$20,733	$12,015	$29,109	$93,119

Borrowings

We use advances from the Federal Home Loan Bank of Pittsburgh to supplement our investable funds. At December 31, 2019, we had $91.3 million of available borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $31.4 million in advances outstanding. The following table sets forth information concerning our borrowings at the dates and for the years indicated.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	31,375	31,375	26,416
Average balance outstanding during period:
Federal Home Loan Bank advances	31,357	28,355	25,531
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.77%	2.47%	2.26%
Balance outstanding at end of period:
Federal Home Loan Bank advances	31,375	31,375	26,416
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.56%	2.70%	2.17%

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets were $202.6 million as of December 31, 2019, an increase of $13.8 million, or 7.3% when compared to total assets of $188.8 million at December 31, 2018. The increase was due primarily to a $12.9 million increase in cash and cash equivalents and an $1.6 million increase in certificates of deposit. Offsetting these increases was a decrease in total loans of $2.4 million, or 1.5%, from $159.7 million at December 31, 2018 to $157.3 million at December 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased $12.9 million, or 142.2%, to $21.9 million at December 31, 2019 from $9.0 million at December 31, 2018. The increase in cash was due to an increase of 12.9 million in total deposits.

Net Loans. Net loans decreased $2.4 million, or 1.5%, to $156.1 million at December 31, 2019 from $158.5 million at December 31, 2018. The change is primarily due to a decrease in one to four family mortgage loans of $5.0 million, or 6.6%, to $70.5 million at December 31, 2019 from $75.5 million at December 31, 2018. The decrease in one to four family mortgages is due to the sales of most one to four family originations. Commercial mortgage loans decreased $2.4 million, or 4.0%, to $57.1 million at December 31, 2019 from $59.5 million at December 31, 2018. The decrease in commercial mortgage loans is due to the sale of two loan pools totaling $6.7 million. Commercial and industrial loans increased $4.8 million, or 25.2%, from $19.2 million at December 31, 2018 to $24.0 million at December 31, 2019. Consumer loans increased $287,000, or 5.3%, to $5.7 million at December 31, 2019 from $5.4 million at December 31, 2018.

During 2019, the volumes in originations were as follows: $18.9 million in one to four family mortgages, an increase of $380,000 over the $18.6 million originated in 2018; $3.5 million in commercial mortgages, a decrease of $8.5 million from the $12.0 million originated in 2018; $7.0 million in construction loans, a decrease of $2.0 million from the $9.0 million originated in 2018. Originations of commercial and industrial and consumer loans increased $1.7 million as compared to the prior year.

Loans purchased during 2019 were $2.7 million in one to four family, a decrease of $1.2 million from $3.9 million in 2018; there were no commercial mortgages purchased in 2019 or 2018. Construction loans purchased were $538,000, a decrease of $1.4 million from $1.9 million in 2018. This decrease is due to our strategy to originate more loans as opposed to purchasing loans.

The largest increase in our loan portfolio was in our commercial and industrial loan portfolio. This growth reflects our strategy to invest in higher yielding adjustable rate loans to improve net margins and manage interest rate risk. We continue to sell selected, conforming 15-year and 30-year fixed rate mortgage loans to the Federal Home Loan Bank of Pittsburgh on a servicing retained basis through its mortgage purchase program.

Loans Held for Sale. There were no loans held for sale at December 31, 2019 or 2018. The two loan pools that were sold 2019, were classified as held-for-sale and sold within the year ended December 31, 2019. The two loan pools totaled $6.7 million and consisted of commercial real estate loans.

Securities Available-for-Sale. Securities available-for-sale increased by approximately $782,000, or 8.6%, to $9.8 million at December 31, 2019 from $9.1 million at December 31, 2018. The increase is due to management efforts to increase liquidity through the purchase of securities available-for-sale. The increase was primarily due to a $1.4 million increase in mortgage-backed securities in government-sponsored entities. Management has been investing excess cash in securities available-for-sale to maintain liquidity, and maximize yield.

Deposits. Deposits increased $12.9 million, or 9.5%, to $149.0 million at December 31, 2019 from $136.1 million at December 31, 2018. Core deposits increased $12.2 million, or 28.4%, to $55.2 million at December 31, 2019 from $43.0 million at December 31, 2018. The primary reasons for the increase were a $14.1 million increase in money market savings accounts and a $9.8 million increase in interest-bearing demand accounts. Time deposits increased $720,000, or 0.8%, to $93.8 million at December 31, 2019 from $93.1 million at December 31, 2018. The increase in time deposits was primarily due to an increase in deposits obtained through brokers and listing services in order to fund the increase in loans and investments. There was a reclassification of certain account types from savings to money market accounts in 2019 that affected $12.4 million in deposits; however, this reclassification did not affect total deposits.

Stockholders’ Equity. Stockholders’ equity increased $564,000, or 2.8% to $20.9 million at December 31, 2019 from $20.3 million at December 31, 2018. The majority is due to a $436,000 increase in retained earnings. There were small increases to paid-in capital, unearned employee stock ownership plan, and accumulated other comprehensive loss.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

Net Income. Net income increased $56,000, or 14.7%, to $436,000 for the year ended December 31, 2019 from $380,000 for the year ended December 31, 2018. This increase was due to a $1.3 million increase, or 18.1%, in total interest income to $8.3 million for the year ended December 31, 2019 from $7.0 million for the year ended December 31, 2018. Non-interest income increased by $263,000, or 57.2%, to $724,000 for the year ended December 31, 2019, from $460,000 for the year ended December 31, 2018. Offsetting these effects was an increase in total interest expense of $904,000, or 31.2%, to $3.8 million for the year ended December 31, 2019, from $2.9 million for the year ended December 31, 2018. Non-interest expense increased by $505,000, or 12.7%, from $4.0 million for the year ended December 31, 2018, to $4.5 million for the year ended December 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 18.1%, to $8.3 million for the year ended December 31, 2019 from $7.0 million for the year ended December 31, 2018. This increase was due to an increase of $897,000, or 13.5%, in interest on loans to $7.5 million for the year ended December 31, 2019, from $6.6 million for the year ended December 31, 2018. The increased interest is due to a $8.5 million increase in average total loans for the year ended December 31, 2019. Also, the weighted average yield on the loan portfolio was 4.74% for the year ended December 31, 2019 compared to 4.41% for the year ended December 31, 2018. Aside from loan growth, there was a $208,000 increase in income from interest-bearing deposits to $291,000 for the year ended December 31, 2019 from $83,000 for the year ended December 31, 2018. There was also a $131,000 increase in income from investment securities to $417,000 for the year ended December 31, 2019 from $286,000 for the year ended December 31, 2018. The increase in income from investment securities is due to the increase in the average investment securities of $2.9 million to $7.8 million for the year ended December 31, 2019, from $4.9 million for the year ended December 31, 2018. The average yield of the portfolio decreased to 2.69% for the year ended December 31, 2019, from 2.82% for the year ended December 31, 2018. Income from certificates of deposit increased by $34,000, or 230.8%, from $15,000 for the year ended December 31, 2018, to $49,000 for the year ended December 31, 2019.

Average interest-earning assets increased $19.1 million, from $165.3 million for the year ended December 31, 2018 to $184.5 million for the year ended December 31, 2019, while the yield on the interest earning-assets increased 24 basis points, from 4.25% to 4.49% when comparing the two periods.

Interest Expense. Total interest expense increased $904,000, or 31.2%, to $3.8 million for the year ended December 31, 2019 from $2.9 million for the year ended December 31, 2018. Interest expense on deposit accounts increased $734,000, or 33.4%, to $2.9 million for the year ended December 31, 2019 from $2.2 million for the year ended December 31, 2018. The increase was primarily due to a 31 basis point increase in the weighted average cost from 1.84% to 2.15%. The increase in cost was accompanied by an increase in the average balance of interest-bearing deposits from $119.8 million for the year ended December 31, 2018 to $136.6 million for the year ended December 31, 2019; an increase of $16.8 million or 14.1%.

Interest expense on Federal Home Loan Bank advances increased $170,000, or 24.2%, to $870,000 for the year ended December 31, 2019 from $700,000 for the year ended December 31, 2018. The average balance increased from $28.4 million to $31.4 million when comparing the two periods. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations and investment purchases. The cost of the advances also increased by 30 basis points from 2.47% for the year ended December 31, 2018, to 2.77% for the year ended December 31, 2019.

Net Interest Income. Net interest income increased $366,000, or 8.9%, to $4.5 million for the year ended December 31, 2019 from $4.1 million for the year ended December 31, 2018. This increase was due to an increase in our average loans of $8.5 million to $158.9 million for the year ended December 31, 2019, from $150.4 million for year ended December 31, 2018. Average interest earning assets increased by $19.1 million when comparing the two periods, while average interest-bearing liabilities increased by $19.8 million the same two periods. The yield of interest earning assets increased by 24 basis points when comparing the two periods, while the cost of interest-bearing liabilities increased by 30 basis points over the two periods.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, we recorded a provision for loan losses of $174,000 for the year ended December 31, 2019 compared to a provision of $150,000 for the year ended December 31, 2018. The increase in the provision for the year ended December 31, 2019 was primarily due to an increase in impaired loans during the year.

Non-Interest Income. Non-interest income increased $263,000 to $724,000 for the year ended December 31, 2019 compared to $460,000 for the year ended December 31, 2018. Gains on the sale of loans increased by $174,000 to $357,000 for the year ended December 31, 2019 from $182,000 for the year ended December 31, 2018. There was an increase in loan servicing fees of $25,000, or 16.9%, to $168,000 for the year ended December 31, 2019 from $143,000 for the year ended December 31, 2018, reflecting sales of loans with servicing rights retained.

Non-Interest Expense. Non-interest expense increased $505,000, or 12.7%, to $4.5 million for the year ended December 31, 2019 from $4.0 for the year ended December 31, 2018. The increase was due primarily to a $418,000 or 24.1% increase in salaries and employee benefits, a $100,000 or 30.3% increase in data processing, a 16,000 or 4.2% increase in occupancy, and a $87,000 or 18.3% increase in other non-interest expenses. Offsetting these increases was a decrease of $102,000 or 14.6% in professional fees, a $11,000 or 8.1% decrease in director fees, and a $2,000 or 3.2% decrease in contributions and donations. Non-interest expense has been driven up by additional costs associated with the growth of the institution.

Income Taxes. The income tax provision increased by $46,000, or 72.3%, to $109,000 for the year ended December 31, 2019 from $63,000 for the year ended December 31, 2018. The effective tax rate was 14.2% for the year ended December 31, 2018 and increased to 20.0% for the year ended December 31, 2019. The increase in tax rate was due primarily to an increase in state income taxes due to a tax credit realized in 2018. Also, in 2019, there was less interest income from bank-qualified tax-exempt municipal bonds.

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

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-bearing deposits	$13,147	$291	2.21%	$6,770	$83	1.23%	$5,176	$46	0.90%
Net Loans and Loans Held for Sale (1)(5)(6)	158,852	7,532	4.74%	150,377	6,634	4.41%	134,799	5,915	4.39
Investment securities	7,769	209	2.69%	4,866	137	2.82%	2,992	64	2.14
Other interest-earning assets (2)	4,689	256	5.46%	3,306	164	4.96%	2,999	103	3.43
Total interest-earning assets	184,457	8,288	4.49%	165,319	7,018	4.25%	145,966	6,128	4.20

Non-interest-earning assets	11,413			10,588			8,688
Total assets	$195,870			$175,907			$154,654

Liabilities and equity:
Interest-bearing demand accounts	$11,717	$95	0.81%	$7,211	$70	0.97%	$13,717	$95	0.69
Money market accounts	30,217	609	2.02%	14,581	200	1.37%	14,374	137	0.95
Savings accounts	1,417	10	0.69%	13,128	166	1.26%	12,096	131	1.08
Certificate of deposit	93,245	2,220	2.38%	84,852	1,764	2.08%	75,208	1,409	1.87
Total interest-bearing deposits	136,596	2,934	2.15%	119,772	2,200	1.84%	115,395	1,772	1.54

Federal Home Loan Bank advances	31,357	870	2.77%	28,356	700	2.47%	25,531	544	2.13
Other interest-bearing liabilities
Total interest-bearing liabilities	167,953	3,804	2.26%	148,128	2,900	1.96%	140,926	2,316	1.64

Non-interest-bearing deposits	6,058			7,160			368
Other non-interest-bearing liabilities	1,129			917			1,315
Total Liabilities	175,140			156,205			142,609

Total net worth	20,730			19,702			12,045
Total liabilitites and net worth	$195,870			$175,907			$154,654
Net interest income		4,485			4,118			3,812
Add: Out-of-period recoveries of loan interest (1)		-			-			95
Net interest income per Statements of Net Income		$4,485			$4,118			$3,907
Net Interest Earning Assets (3)	$16,504			$17,191			$5,040
Interest rate spread (4)			2.23%			2.29%			2.56%
Net interest margin (5)			2.43%			2.49%			2.61%
Average interest-earning assets to
average interest-bearing liabilities			109.83%			111.61%			103.58%

(1)	Included in interest on loans and loans held for sale for the years ended December 31, 2019 and 2018 are loan fees of $236,000 and $67,000, respectively.
(2)	Dividends on FHLB stock are included in dividends on other interest-earning assets.
(3)	Represents total average interest-earnings assets less total average interest-bearing liabilities.
(4)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of average interest-bearing liabilities.
(5)	Represents net interest income, excluding out of period recoveries of loan interest, as a percent of average interest-earning assets.
(6)	Loans do not include the allowance for loan losses.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to Year Ended			Compared to Year Ended
	December 31, 2018			December 31, 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Interest-bearing deposits	$78	$130	$208	$14	$23	$37
Loans receivable	374	524	898	687	32	719
Investment securities	82	(10)	72	40	33	73
Other interest-earning assets	69	23	92	11	50	61
Total interest-earning assets	$603	$667	$1,270	$752	$138	$890

Interest expense:
Deposits	$284	$450	$734	$147	$281	$428

Federal Home Loan Bank advances	74	96	170	60	96	156
Total interest-bearing liabilities	$358	$546	$904	$207	$377	$584
Net increase(decrease) in net interest income	$245	$121	$366	$545	$(239)	$306

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

Our interest rate risk profile is considered liability-sensitive, which means that if interest rates rise our deposits and other interest-bearing liabilities would be expected to reprice to higher interest rates faster than would our loans and other interest-earning assets. We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. In recent years, we have implemented the following strategies to manage our interest rate risk:

●	increasing lower cost core deposits and limiting our reliance on higher cost funding sources, such as time deposits; and

●	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments, and selling one to four family residential mortgage loans, which have fixed interest rates and longer terms.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2019. All estimated changes presented in the table are within the policy limits approved by our board of trustees.

		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$16,707	$(7,664)	(31.45)%	8.85%	(2.74)%
+300bp	19,412	(4,959)	(20.35)%	10.01%	(1.59)%
+200bp	21,771	(2,600)	(10.67)%	10.92%	(0.68)%
+100bp	23,489	(882)	(3.62)%	11.46%	(0.14)%
0	24,371	-	0.00%	11.60%	0.00%
-100bp	24,764	393	1.61%	11.54%	(0.06)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2019, we had $21.9 million of cash and cash equivalents and we had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh with $91.3 million of available borrowing capacity.

At December 31, 2019, we had $17.6 million of loan commitments outstanding, which includes $3.7 million of undisbursed construction funds, and $6.4 million of unused lines of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of December 31, 2019 totaled $31.5 million. If these deposits do not remain with us, we will be required to seek other sources of funds once excess cash disbursed, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at December 31, 2019. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At December 31, 2019, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

Capital Resources. At December 31, 2019, SSB Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category. See Note 14 of the financial statements for additional information.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and unused lines of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. See Note 16 to the financial statements for additional information.

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

SSB Bancorp, Inc.

PITTSBURGH, PENNSYLVANIA

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

SSB Bancorp, Inc.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

49

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SSB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SSB Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U. S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Wheeling, West Virginia

March 30, 2020

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$10,610,445	$2,428,542
Interest-bearing deposits with other financial institutions	11,270,343	6,605,528
Cash and cash equivalents	21,880,788	9,034,070

Certificates of deposit	2,465,000	846,000
Securities available for sale	9,849,599	9,068,101
Securities held to maturity (fair value of $3,932, and $6,478, respectively)	3,879	6,394
Loans	157,295,376	159,654,582
Allowance for loan losses	(1,183,261)	(1,124,925)
Net loans	156,112,115	158,529,657
Accrued interest receivable	673,026	639,474
Federal Home Loan Bank stock, at cost	2,924,600	2,651,400
Premises and equipment, net	4,234,676	4,335,514
Bank-owned life insurance	3,249,430	2,429,014
Deferred tax asset, net	296,955	312,623
Other assets	941,669	940,098
TOTAL ASSETS	$202,631,737	$188,792,345

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,519,219	$5,698,782
Interest-bearing demand	18,218,407	8,386,431
Money market	30,129,370	16,020,446
Savings	1,314,513	12,883,970
Time	93,839,220	93,119,137
Total deposits	149,020,729	136,108,766

Federal Home Loan Bank advances	31,374,500	31,374,500
Advances by borrowers for taxes and insurance	712,189	685,195
Accrued interest payable	331,133	255,486
Other liabilities	309,988	49,311
TOTAL LIABILITIES	181,748,539	168,473,258

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,276,891 and 2,248,250 shares issued and outstanding at $0.01 par value	22,769	22,483
Paid-in capital	8,707,184	8,692,971
Retained earnings	12,951,846	12,515,501
Unearned Employee Stock Ownership Plan (ESOP)	(793,180)	(837,245)
Accumulated other comprehensive loss	(5,421)	(74,623)
TOTAL STOCKHOLDERS’ EQUITY	20,883,198	20,319,087

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$202,631,737	$188,792,345

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$7,531,479	$6,634,017
Interest-bearing deposits with other financial institutions	291,361	83,195
Certificates of deposit	48,896	14,783
Investment securities:
Taxable	387,513	252,895
Exempt from federal income tax	29,193	33,298
Total interest income	8,288,442	7,018,188

INTEREST EXPENSE
Deposits	2,934,156	2,199,932
Federal Home Loan Bank advances and other bank obligations	869,597	700,026
Total interest expense	3,803,753	2,899,958

NET INTEREST INCOME	4,484,689	4,118,230
Provision for loan losses	173,500	150,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	4,311,189	3,968,230

NONINTEREST INCOME
Securities gains, net	47,953	-
Gain on sale of loans	356,522	182,175
Loan servicing fees	167,511	143,236
Earnings on bank-owned life insurance	70,416	70,495
Other	81,148	64,370
Total noninterest income	723,550	460,276

NONINTEREST EXPENSE
Salaries and employee benefits	2,151,120	1,733,102
Occupancy	391,100	375,251
Professional fees	598,896	700,927
Federal deposit insurance	156,350	157,500
Data processing	432,042	331,556
Director fees	128,278	139,570
Contributions and donations	68,969	71,257
Other	562,615	475,663
Total noninterest expense	4,489,370	3,984,826

Income before income taxes	545,369	443,680
Provision for income taxes	109,024	63,264

NET INCOME	$436,345	$380,416

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,167,028	2,162,322
Diluted	2,170,538	2,162,322
DIVIDENDS DECLARED PER COMMON SHARE	$-	$-
COMPREHENSIVE INCOME	$505,547	$329,280

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2019	2018

Net income	$436,345	$380,416
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	135,551	(65,130)
Income tax effect	(28,466)	13,994

Reclassification adjustment for net securities (gains) losses recognized in income	(47,953)	-
Income tax effect included in provision for income taxes	10,070	-

Other comprehensive income (loss), net of tax	69,202	(51,136)

Total comprehensive income	$505,547	$329,280

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive (gain) loss	Total

Balance as of January 1, 2018	$-	$-	$12,135,085	$-	$(23,487)	$12,111,598
Net income	-	-	380,416	-	-	380,416
Other comprehensive loss	-	-	-	-	(51,136)	(51,136)
Net proceeds from stock offering (2,248,250 shares issued)	22,483	8,696,044	-	-	-	8,718,527
Purchase of ESOP shares (88,131 shares purchased)	-	-	-	(881,310)	-	(881,310)
Amortizaton of ESOP	-	(3,073)	-	44,065	-	40,992
Balance as of January 1, 2019	22,483	8,692,971	12,515,501	(837,245)	(74,623)	20,319,087
Net income	-	-	436,345	-	-	436,345
Other comprehensive income	-	-	-	-	69,202	69,202
Refund on offering expenses	-	1,005	-	-	-	1,005
Stock compensation plan	286	20,875	-	-	-	21,161
Amortizaton of ESOP	-	(7,667)	-	44,065	-	36,398
Balance as of December 31, 2019	$22,769	$8,707,184	$12,951,846	$(793,180)	$(5,421)	$20,883,198

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018

OPERATING ACTIVITIES
Net income	$436,345	$380,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	173,500	150,000
Depreciation	171,499	156,968
Net amortization of investment securities	44,374	19,398
Gain on sale of portfolio loans	(14,765)	-
Origination of loans held for sale	(13,883,601)	(9,542,543)
Proceeds from sale of loans	14,225,358	9,724,718
Gain on sale of loans	(341,757)	(182,175)
Gain on other real estate owned	(380)	-
Amortization of net deferred loan origination costs	48,236	-
Deferred income tax provision	(34,064)	(15,546)
Gain on sale of investments	(47,953)	-
Increase in accrued interest receivable	(33,552)	(163,057)
Increase in accrued interest payable	75,647	48,889
Stock compensation expense	21,161	-
Amortization of ESOP	36,398	40,992
Increase in bank owned life insurance	(70,416)	(70,495)
Other, net	230,510	(58,068)
Net cash provided by (used in) operating activities	1,036,540	489,497

INVESTING ACTIVITIES
Purchase of certificates of deposit	(2,217,000)	(248,000)
Redemption of certificates of deposit	598,000	345,000
Investment securities available for sale:
Purchases	(6,194,622)	(6,900,211)
Proceeds from sales	3,471,800	-
Proceeds from principal repayments, calls, and maturities	2,032,501	363,932
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	2,515	3,403
Redemption of Federal Home Loan Bank stock	240,000	182,000
Purchase of Federal Home Loan Bank stock	(513,200)	(670,800)
Purchases of loans	(3,201,750)	(5,841,464)
Increase in loans receivable, net	(1,266,826)	(12,341,824)
Proceeds from sale of portfolio loans	6,679,147	-
Proceeds from sale of other real estate owned	60,312	-
Purchases of premises and equipment	(70,661)	(134,476)
Purchase of bank-owned life insurance	(750,000)	-
Net cash (used for) provided by investing activities	(1,129,784)	(25,242,440)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	12,911,963	3,678,742
Increase in advances by borrowers for taxes and insurance	26,994	(3,256)
Net proceeds from stock offering	-	8,718,527
Refund on offering expenses	1,005	-
Purchase of ESOP shares	-	(881,310)
Repayment of Federal Home Loan Bank advances	-	(9,291,700)
Proceeds from Federal Home Loan Bank advances	-	14,250,000
Decrease in prepaid reorgainization and stock issuance costs	-	837,944
Net cash provided by (used in) financing activities	12,939,962	17,308,947

Increase (decrease) in cash and cash equivalents	12,846,718	(7,443,996)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,034,070	16,478,066

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,880,788	$9,034,070

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,727,493	$2,851,069
Income taxes	-	117,368

Noncash operating activities:
Adoption of ASU 2016-02	9,353	-
		-
Noncash investing activities:
Loans held for investment transferred to loans held for sale	6,664,382	-

See accompanying notes to the consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

In connection with the determination of the allowance for loan losses, management periodically obtains independent appraisals for significant properties. A majority of the Company’s loan portfolio consists of commercial mortgage loans and single-family residential loans in the Pittsburgh area. Real estate prices in this market have been generally stable; however, the ultimate collectability of the Company’s loan portfolio is susceptible to changes in local market conditions. While management currently uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.

In connection with deferred tax assets, the Company uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced.

Concentrations of Credit Risk

The majority of the loans and commitments to extend credit have been granted to customers in the Pittsburgh market and surrounding communities. The Company does not have any significant concentrations in any one industry or customer. Although the Company has a diversified loan portfolio at December 31, 2019 and 2018, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Cash and Cash Equivalents

The Company considers all cash and amounts due from banks and interest-bearing deposits with other financial institutions with original maturities of 90 days or less to be cash equivalents for purposes of the statements of cash flows. From time to time, the Company may invest funds with other financial institutions through certificates of deposit. Certificates of deposit are carried at cost and have original maturities of greater than ninety days.

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

Investment and Mortgage-Backed Securities (continued)

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, and whether or not the Company intends to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value. For securities evaluated for impairment, management will determine what portion of the unrealized valuation loss is attributed to projected or known loss of principal, and what portion is attributed to market pricing based on current cash flow analysis. Management will generally record impairment equivalent to the projected or known loss of principal, known as the credit loss. The other portion of the fair market value loss is attributed to market factors and it is management’s opinion that these fair value losses are temporary and not permanent. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the statements of net income.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (FHLB) the Company is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding from the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2016, there were $6.1 million in commercial mortgage and $14.2 million in residential mortgage loans held for sale with a related valuation allowance of $371,780. In 2017, management sold $7.3 million of these loans and made a determination to transfer the remaining $12.6 million in loans as held for investment. The loans were transferred to the portfolio at fair value and the remaining valuation allowance of approximately $255,000 is being amortized into interest income utilizing the effective interest method. There were no loans held for sale as of December 31, 2019 or 2018.

In addition, management sells certain fixed-rate residential mortgage loans periodically through the FHLB’s Mortgage Partnership Finance Program. There were no loans held for sale outstanding under this program as of December 31, 2019 or 2018.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and as adjusted for third-party loan acquisition costs, deferred origination fees and costs, and discounts on loans previously held for sale. Beginning in 2017, the Company began deferring all loan origination fees and costs. Prior to 2017, loan origination fees and costs are generally recognized as incurred and were not material for the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Allowance for Loan Losses (continued)

Interest income is recognized using the level yield method related to principal amounts outstanding. The Company discontinues the accrual of interest income generally when loans become 90 days past due in either principal or interest. However, these determinations are made on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. In addition, if circumstances warrant, the accrual of interest may be discontinued prior to 90 days. A non-accrual loan will generally be placed back on accrual status after the borrower has become current and has demonstrated continued ability to service the loan.

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

Impaired loans are those for which it is probable the Company will not be able to collect scheduled payments when due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate them by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to classify a loan as impaired due to payment delinquency or uncertain collectability while not placing the loan on nonaccrual. Factors considered by management in determining impairment include payment status and the financial condition of the borrower. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral net of estimated selling costs, if applicable, and the recorded amount of the loans.

Loans which have undergone a significant modification are considered for potential troubled debt restructuring status. A troubled debt restructuring is a loan where management has granted a concession from the original terms to a borrower that is experiencing financial difficulties. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the Company collecting principal in its entirety. All loans modified and determined to be a troubled debt restructuring are considered to be impaired.

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

In reviewing risk within the Company’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the one-to-four family mortgage portfolio; (ii) the commercial mortgage portfolio; (iii) the commercial and industrial portfolio;

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Allowance for Loan Losses (continued)

and (iv) the consumer portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Risk characteristics within the portfolios are noted as follows:

One-to-four family residential real estate – All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. To a lesser extent, the Company originates construction loans on residential properties, which have an increased risk attributable to possible construction delays or costs over-runs.

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

In terms of the Company’s loan portfolio, the commercial and industrial loans and commercial mortgage loans are deemed to have more risk than the one-to-four family mortgage loans and other consumer loans in the portfolio. The commercial and industrial loans are highly dependent on the borrowers’ financial condition and therefore are more dependent on economic conditions. The commercial mortgage loans are also dependent on economic conditions but generally have stronger forms of collateral.

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

The Company analyzes its loan portfolio each month to determine the appropriateness of its allowance for loan losses.

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

Other Real Estate Owned

Other real estate owned acquired in settlement of foreclosed loans is carried as a component of other assets at fair value, less estimated costs to sell. Prior to foreclosure, the estimated collectible value of the collateral is evaluated to determine whether a partial charge-off of the loan balance is necessary. After transfer to other real estate owned, any subsequent write-downs are charged against other operating expenses. Direct costs incurred in the foreclosure process and subsequent holding costs incurred on such properties are recorded as expenses of current operations. As of December 31, 2019, and 2018, included with other assets are $45,000, and $138,100, respectively, of property from one-to-four family residential mortgages that were foreclosed on. As of December 31, 2019, foreclosure proceedings have started on one additional one-to-four family residential mortgage with a balance of $76,552 and one additional commercial mortgage with a balance of $607,258.

Mortgage Servicing Rights (MSRs)

The Company recognizes, as separate assets, rights to service mortgage loans for others, whether the rights are acquired through purchase or after origination and sale of mortgage loans. The Company initially measures MSRs at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income. The Company amortizes these assets on a straight-line basis over the estimated life of the loan which does not differ materially from the proportional amortization method. The Company performs a periodic review for impairment in the carrying value of mortgage servicing rights. Any impairment is recognized through a valuation allowance with a corresponding charge in the statements of net income.

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

Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance policies by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies, as well as proceeds received in excess of cash surrender values, are included in other income in the statement of net income, and are not subject to income taxes.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation cost net of estimated forfeitures.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that among other things, reduce certain reporting requirements for qualifying public companies and define and “emerging growth company.” As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. We intend to take advantage of the benefits of extended transition periods. Accordingly, our financial statements may not be comparable to those of public companies that adopt the new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

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

On December 31, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases onto the balance sheet. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:

●	Carry over of historical lease determination and lease classification conclusions
●	Carry over of historical initial direct cost balances for existing leases
●	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $9,353, and operating lease liabilities of $9,353 as of December 31, 2019. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statement. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 22 – Leases.

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”) which (i) creates a single framework for recognizing revenue from contract with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from the interest income and other sources, including loans, leases, and securities, that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO. Refer to Note 23 Revenue from Contracts with Customers for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale are as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$5,303,817	$19,894	$(42,383)	$5,281,328
Obligations of state and political subdivisions	1,363,535	2,174	(4)	1,365,705
Corporate bonds	3,189,510	24,963	(11,907)	3,202,566
Total	$9,856,862	$47,031	$(54,294)	$9,849,599

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in
government-sponsored entities	$3,883,220	$495	$(18,635)	$3,865,080
Obligations of state and political subdivisions	1,540,053	153	(38,244)	1,501,962
Corporate bonds	3,547,246	-	(38,511)	3,508,735
U.S. treasury securities	192,443	5	(124)	192,324
Total	$9,162,962	$653	$(95,514)	$9,068,101

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than 5 years to 30 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	December 31, 2019
	Amortized	Fair
	Cost	Value

Due within one year or less	$174,651	$175,491
Due after one year through five years	1,041,207	1,053,899
Due after five years through ten years	3,380,901	3,382,145
Due after ten years	5,260,103	5,238,064
Total	$9,856,862	$9,849,599

In 2019, proceeds from sales of investment securities available for sale were $3,471,800 with a gross realized gain of $47,953. There were no sales of investment securities in 2018.

4.	SECURITIES HELD TO MATURITY

The amortized cost and fair values of securities held to maturity are as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$3,879	$53	$-	$3,932
Total	$3,879	$53	$-	$3,932

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$6,394	$84	$-	$6,478
Total	$6,394	$84	$-	$6,478

The amortized cost and fair value of mortgage-backed securities held to maturity at December 31, 2019, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than a year to 8 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, actual lives of these securities could be significantly shorter.

	December 31, 2019
	Amortized	Fair
	Cost	Value

Due within one year or less	$-	$-
Due after one year through five years	2,575	2,590
Due after five years through eight years	1,304	1,342

Total	$3,879	$3,932

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	3,005,336	(40,992)	273,818	(1,391)	3,279,154	(42,383)
Obligations of state and political subdivisions	24,996	(4)	-	-	24,996	(4)
Corporate bonds	2,068,955	(11,907)	-	-	2,068,955	(11,907)
Total	$5,099,287	$(52,903)	$273,818	$(1,391)	$5,373,105	$(54,294)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. treasury securities	$159,275	$(124)	$-	$-	$159,275	$(124)
Mortgage-backed securities in government-sponsored entities	3,458,555	(7,806)	341,423	(10,829)	3,799,978	(18,635)
Obligations of state and political subdivisions	55,708	(34)	1,397,740	(38,210)	1,453,448	(38,244)
Corporate bonds	3,309,271	(37,959)	199,464	(552)	3,508,735	(38,511)
Total	$6,982,809	$(45,923)	$1,938,627	$(49,591)	$8,921,436	$(95,514)

Management reviews the Company’s securities positions quarterly. There were 11 investments that were temporarily impaired as of December 31, 2019, with aggregate depreciation of 0.6 percent from the Company’s amortized cost basis. At December 31, 2019, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period.

6.	LOANS

The Company’s loan portfolio summarized by category is as follows:

	December 31,	December 31,
	2019	2018

Mortgage loans:
One-to-four family	$70,511,775	$75,520,850
Commercial	57,117,861	59,494,384
	127,629,636	135,015,234

Commercial and industrial	23,990,540	19,166,207
Consumer	5,690,941	5,404,216
	157,311,117	159,585,657

Third-party loan acquisition and other net origination costs	147,441	268,101
Discount on loans previously held for sale	(163,182)	(199,176)
Allowance for loan losses	(1,183,261)	(1,124,925)

Total	$156,112,115	$158,529,657

The Company’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Company’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Company’s underwriting policies. Included in consumer loans is $3,659,748 and $3,552,786 of home equity lines of credit as of December 31, 2019 and 2018, respectively.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan, in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Company transferred $9,874,053 and $7,508,671 in participation loans, as of December 31, 2019 and 2018, respectively, to other financial institutions. As of December 31, 2019 and 2018, all of these loans were being serviced by the Company.

In the ordinary course of business, loans are extended to directors, principal officers, and their affiliates. In management’s opinion, all of these loans are substantially on the same terms and conditions as loans to other individuals and businesses of comparable credit worthiness. A summary of loan activity for these principal officers, directors, and their affiliates, is as follows:

	Years Ended December 31,
	2019	2018

Balance, beginning of year	$1,130,390	$917,968
Additions	55,984	484,223
Repayments	(187,733)	(271,801)
Removals	(292,685)	-
Balance, end of year	$705,956	$1,130,390

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses:

Year ended	Mortgage		Commercial	Consumer
December 31, 2019:	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	(50,652)	(19,385)	(121,237)
Recoveries	-	-	6,073	-	6,073
Provision (credit)	148,819	72,929	(48,373)	125	173,500
Ending balance	$543,090	$443,897	$170,769	$25,505	$1,183,261

Year ended	Mortgage		Commercial	Consumer
December 31, 2018:	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total
Beginning balance	$513,846	$383,535	$80,854	$63,210	$1,041,445
Charge-offs	(16,429)	-	(9,270)	(40,821)	(66,520)
Recoveries	-	-	-	-	-
Provision (credit)	(74,878)	10,365	192,137	22,376	150,000
Ending balance	$422,539	$393,900	$263,721	$44,765	$1,124,925

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the composition of the allowance for loan losses as of December 31, 2019 and 2018, by loan class and segregated by those loans that deemed impaired and those that are not deemed impaired:

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2019
Allowance for loan losses:
Loans deemed impaired	$43,180	$-	$-	$-	$43,180

Loans not deemed impaired	499,910	443,897	170,769	25,505	1,140,081

Ending Balance	$543,090	$443,897	$170,769	$25,505	$1,183,261

December 31, 2019
Loans:
Loans deemed impaired	$3,912,297	$2,472,890	$1,398,286	$188,060	$7,971,533

Loans not deemed impaired	66,599,478	54,644,971	22,592,254	5,502,881	149,339,584

Ending Balance	$70,511,775	$57,117,861	$23,990,540	$5,690,941	$157,311,117

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2018
Allowance for loan losses:
Loans deemed impaired	$28,136	$-	$-	$-	$28,136

Loans not deemed impaired	394,403	393,900	263,721	44,765	1,096,789

Ending Balance	$422,539	$393,900	$263,721	$44,765	$1,124,925

December 31, 2018
Loans:
Loans deemed impaired	$2,486,210	$1,768,845	$155,660	$1,195	$4,411,910

Loans not deemed impaired	73,034,640	57,725,539	19,010,547	5,403,021	155,173,747

Ending Balance	$75,520,850	$59,494,384	$19,166,207	$5,404,216	$159,585,657

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the recorded investment of impaired loans by class as of December 31, 2019 and 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$3,753,813	$3,785,265	$-	$2,211,525	$2,211,525	$-
Commercial	2,472,890	2,497,469	-	1,768,845	1,768,845	-
Commercial and Industrial	1,398,286	1,465,938	-	155,660	155,660	-
Consumer and HELOC	188,060	194,255	-	1,195	1,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	158,484	158,547	43,180	274,685	274,685	28,136
Commercial	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	-	-	-	-

Total mortgage loans:
One-to-four family	3,912,297	3,943,812	43,180	2,486,210	2,486,210	28,136
Commercial	2,472,890	2,497,469	-	1,768,845	1,768,845	-
Commercial and Industrial	1,398,286	1,465,938	-	155,660	155,660	-
Consumer and HELOC	188,060	194,255	-	1,195	1,195	-

Total	$7,971,533	$8,101,474	$43,180	$4,411,910	$4,411,910	$28,136

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables presents the average recorded investment and interest income recognized for impaired loans by class for the years ended December 31, 2019 and 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$3,130,905	$68,271	$1,978,510	$13,292
Commercial	2,152,058	55,428	1,335,330	14,372
Commercial and industrial	608,240	9,926	116,534	-
Consumer and HELOC	14,456	-	30,502	540

With an allowance recorded:
Mortgage loans:
One-to-four family	162,809	3,110	356,259	8,844
Commercial	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	3,293,714	71,381	2,334,769	22,136
Commercial	2,152,058	55,428	1,335,330	14,372
Commercial and industrial	608,240	9,926	116,534	-
Consumer and HELOC	14,456	-	30,502	540

Total	$6,068,468	$136,735	$3,817,135	$37,048

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories:

	December 31, 2019
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$338,997	$856,490	$1,799,005	$2,994,492	$67,517,283	$70,511,775	$-
Commercial	280,198	138,256	823,417	1,241,871	55,875,990	57,117,861	645,201
Commercial and industrial	32,261	220,000	-	252,261	23,738,279	23,990,540	-
Consumer and HELOC	4,512	-	38,864	43,376	5,647,565	5,690,941	-
Total	$655,968	$1,214,746	$2,661,286	$4,532,000	$152,779,117	$157,311,117	$645,201

	December 31, 2018
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$305,412	$624,784	$1,701,044	$2,631,240	$72,889,610	$75,520,850	$-
Commercial	-	-	1,094,376	1,094,376	58,400,008	59,494,384	-
Commercial and industrial	-	-	155,660	155,660	19,010,547	19,166,207	-
Consumer and HELOC	-	-	1,195	1,195	5,403,021	5,404,216	-
Total	$305,412	$624,784	$2,952,275	$3,882,471	$155,703,186	$159,585,657	$-

The following table presents the loans on nonaccrual status, by class:

	December 31,	December 31,
	2019	2018

Mortgage loans:
One-to-four family	$2,045,845	$2,302,267
Commercial	1,055,876	1,094,376
Commercial and industrial	74,864	155,660
Consumer and HELOC	38,864	1,195
Total	$3,215,449	$3,553,498

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to their credit risk. The Company uses a seven grade internal loan rating system for commercial

●	Loans rated 1, 2, 3, 4 and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

The risk category of loans by class of loans is as follows:

	December 31, 2019		December 31, 2018
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$54,749,767	$23,848,823	$57,773,482	$15,028,078
Loans rated 6	24,658	-	-	3,982,469
Loans rated 7	2,343,436	141,717	1,720,902	155,660
Ending balance	$57,117,861	$23,990,540	$59,494,384	$19,166,207

There were no commercial loans classified as doubtful or loss at December 31, 2019 or 2018.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

For one-to-four family mortgage and consumer loans, the Company evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by classes of the loan portfolio based on payment performance:

	December 31, 2019		December 31, 2018
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$68,465,930	$5,652,077	$73,218,583	$5,403,021
Nonperforming	2,045,845	38,864	2,302,267	1,195
Total	$70,511,775	$5,690,941	$75,520,850	$5,404,216

Troubled Debt Restructurings

During the year ended December 31, 2019, the Company modified twelve loans as troubled debt restructurings. The twelve loans were comprised of four one-to-four family mortgages, three commercial mortgages, one consumer loan, and four commercial and industrial loans. The one-to-four family mortgages had an aggregate balance of $1,382,136 as of December 31, 2019, and an aggregate pre- and post-modification balance of $1,382,136. In three cases, the concession granted by the Company was a deferment of accrued interest and principal, and in one case, the concession granted by the Company was an extension of the interest-only period. The commercial mortgages had an aggregate balance of $156,043 as of December 31, 2019, and an aggregate pre- and post-modification balance of $156,647. In two cases, the concession granted by the Company was to extend the period of interest-only payments, and in one case, the concession granted by the Company was an extension of the maturity date. The consumer loan had a balance of $149,196 as of December 31, 2019, and a pre- and post- modification balance of $149,196, and the concession granted by the Company was a reduction in the interest rate. The commercial and industrial loans had an aggregate balance of $1,398,286 as of December 31, 2019, and a pre- and post- modification balance of $1,398,286. In all four cases, the concession granted by the Company was an extension of the maturity date.

During the year ended December 31, 2018, the Company modified three loans as troubled debt restructurings. The three loans were comprised of one one-to-four family mortgage and two commercial mortgages. The one-to-four family mortgage has a balance of $145,279 as of December 31, 2018. It had a pre- and post-modification balance of $146,053 and the concession granted by the Company was an extension of the maturity date. This loan defaulted in the current reporting period. The two commercial mortgages have an aggregate balance of $674,468 as of December 31, 2018. They had an aggregate pre- and post-modification balance of $678,263 and the concessions granted by the Company, in both cases, was an extended interest-only period. Troubled debt restructuring totaled $1.9 million at December 31, 2018.

As of December 31, 2019 and 2018, the Company allocated $43,180 and $1,980, respectively, within the allowance for loan losses to loans modified as troubled debt restructurings.

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2019	2018

Land	$600,000	$678,000
Buildings	4,002,853	3,924,853
Furniture and equipment	1,003,014	932,353
Construction in process	-	-
	5,605,867	5,535,206
Accumulated depreciation	(1,371,191)	(1,199,692)

Total	$4,234,676	$4,335,514

Depreciation expense on premises and equipment was $171,499 and $156,968 for the years ended December 31, 2019 and 2018, respectively.

9.	DEPOSITS

Time deposits include certificates of deposit and other time deposits in denominations of $250,000 or greater aggregating to $12.6 million and $13.9 million at December 31, 2019 and 2018, respectively. The aggregate maturities of time deposits in years 2020 through 2024 and thereafter are as follows at December 31, 2019:

2020	31,529,045
2021	21,832,337
2022	13,721,462
2023	6,784,448
2024	6,931,802
Thereafter	13,040,126

$93,839,220

Brokered certificates of deposits amounted to $29.3 million and $30.7 million at December 31, 2019, and 2018, respectively.

10.	BORROWINGS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket lien on qualifying first mortgage loans. The Company had a maximum borrowing capacity of $91,252,750 as of December 31, 2019. The following table shows the Company’s fixed rate FHLB borrowings:

	December 31, 2019
		Weighted-
Maturing in	Amount	Average Rate

2020	$7,124,500	2.37%
2021	8,000,000	2.87%
2023	4,000,000	1.88%
2024 and thereafter	12,250,000	2.70%

Total	$31,374,500	2.56%

	December 31, 2018
		Weighted-
Maturing in	Amount	Average Rate

2019	$6,250,000	2.49%
2020	7,124,500	2.37
2021	8,000,000	2.87
2025 and thereafter	10,000,000	2.93

Total	$31,374,500	2.70%

11.	INCOME TAXES

Income tax expense is summarized as follows:

	Years Ended December 31,
	2019	2018

Currently payable:
Federal	$93,029	$32,408
State	18,722	1,317
	111,751	33,725

Deferred:
Federal	(2,727)	29,539
	(2,727)	29,539

Total	$109,024	$63,264

11.	INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$248,485	$236,234
Premises and equipment	-	-
Accrued interest payable	69,538	53,652
Nonaccrual loan interest	54,045	74,936
Write-down on loans held for sale	34,268	41,827
Net unrealized loss on securities	1,842	20,237
Deferred comp plan	4,444	-
Other	8,356	-
Gross deferred tax assets	420,978	426,886

Deferred tax liabilities:
Mortgage servicing rights	(66,768)	(49,212)
Premises and equipment	(57,255)	(57,754)
Other	-	(7,297)
Gross deferred tax liabilities	(124,023)	(114,263)

Net deferred tax asset	$296,955	$312,623

No valuation allowance was established at December 31, 2019 and 2018, in view of the Company’s ability to recover taxes paid in previous years, to execute certain tax strategies and to anticipate future taxable income as evidenced by the Company’s earnings potential.

Reconciliations of the federal statutory rate to the Company’s effective income tax rate are as follows:

	Years Ended December 31,
	2019		2018
		% of		% of
	Amount	Pretax Income	Amount	Pretax Income

Provision of statutory rate	$114,527	21.0%	$93,208	21.0%
Tax-exempt interest	(4,311)	(0.8)	(6,993)	(1.6)
State income tax	14,483	2.7	1,040	0.2
Other, net	(15,675)	(2.9)	(23,991)	(5.4)

Actual tax expense and effective rate	$109,024	20.0%	$63,264	14.2%

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

The Company did not have any uncertain tax positions at December 31, 2019 or 2018 which would have required accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2019 and 2018.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2016.

12.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization effective on January 24, 2018. All employees who are not union employees, leased employees, or non-resident alien employees are eligible. As of December 31, 2019, all employees were eligible. Eligible employees become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service, or earlier, upon death, disability or attainment of normal retirement age.

The ESOP purchased 88,131 shares of SSB Bancorp common stock, which was funded by a loan from SSB Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon. At December 31, 2019, the fair value of the unearned ESOP shares was $635,000.

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the years ended December 31, 2019 and 2018, the Company recognized $36,398 and $40,992, respectively, in compensation expense.

13.	STOCK COMPENSATION PLAN

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

On May 23, 2019, 11,015 shares of restricted stock and 27,540 stock options were awarded to directors under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on May 23, 2020, and the related expense is being recognized straight-line over the 60-month period. Additionally, on November 20, 2019, 17,626 shares of restricted stock and 44,066 stock options were awarded to certain executives under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on November 20, 2020, and the related expense is being recognized straight-line over the 60-month period. At December 31, 2019, there were 15,424 shares of stock and 38,558 stock options available to be issued under the Plan.

13.	STOCK COMPENSATION PLAN (Continued)

The following tables summarize transactions regarding the restricted stock under the Plan for year ended December 31, 2019.

Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at December 31, 2018	-	$-
Granted	28,641	7.89
Vested	-	-
Forfeited	-	-
Non-vested shares at December 31, 2019	28,641	7.89

A summary of the status of the awarded stock options at December 31, 2019, and changes during the year ended December 31, 2019 is presented in the tables and narrative following:

	Year ended
	December 31, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2019	-	$-	$-
Granted	71,606	7.89	0.95
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2019	71,606	7.89	0.95
Exercisable at December 31, 2019	-	-	-
Weighted average of options granted in current year		$7.89	0.95

At December 31, 2019, none of the 71,606 options outstanding are exercisable. The 71,606 options that are not yet exercisable all have a weighted average exercise price of $7.89 and a weighted average remaining contractual life of 10 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model with the following assumptions used for grants in the year ended December 31, 2019.

13.	STOCK COMPENSATION PLAN (Continued)

Year ended
Pricing model assumption ranges	December 31,2019
Risk-free interest rate	1.73% - 2.00%
Expected lives in years	10
Expected volatility	8.86% - 10.60%
Expected forfeiture rate	10.00%
Expected dividend rate	1.50%

The Company uses the modified prospective method for accounting for stock-based compensation. For the year ended December 31, 2019, the Company recognized $17,000 and $4,000 of pretax compensation expense related to restricted stock awards and stock option awards, respectively. As of December 31, 2019, there was $209,000 of unrecognized compensation expense related to restricted stock awards, and $57,000 of unrecognized compensation expense related to stock option awards that will be recognized over the remaining vesting periods.

No stock options have been exercised as of December 31, 2019.

14.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measure of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

14.	REGULATORY CAPITAL REQUIREMENTS (Continued)

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. The Company’s actual capital amounts and ratios are presented in the table below.

	December 31,		December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$20,888,619	14.00%	$20,393,710	14.22%
For capital adequacy purposes	6,714,585	4.50%	6,453,270	4.50%
To be well capitalized	9,698,845	6.50%	9,321,390	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$20,888,619	14.00%	$20,393,710	14.22%
For capital adequacy purposes	8,952,780	6.00%	8,604,360	6.00%
To be well capitalized	11,937,040	8.00%	11,472,480	8.00%

Total capital
(to risk-weighted assets)
Actual	$22,071,880	14.79%	$21,518,635	15.01%
For capital adequacy purposes	11,937,040	8.00%	11,472,480	8.00%
To be well capitalized	14,921,300	10.00%	14,340,600	10.00%

Tier 1 capital
(to average assets)
Actual	$20,888,619	10.66%	$20,393,710	11.59%
For capital adequacy purposes	7,834,802	4.00%	7,036,287	4.00%
To be well capitalized	9,793,503	5.00%	8,795,358	5.00%

14.	REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank’s actual capital amounts and ratios are presented in the table below.

	December 31,		December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio

Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$17,287,045	11.59%	$16,853,358	11.75%
For capital adequacy purposes	6,714,585	4.50%	6,453,270	4.50%
To be well capitalized	9,698,845	6.50%	9,321,390	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$17,287,045	11.59%	$16,853,358	11.75%
For capital adequacy purposes	8,952,780	6.00%	8,604,360	6.00%
To be well capitalized	11,937,040	8.00%	11,472,480	8.00%

Total capital
(to risk-weighted assets)
Actual	$18,470,306	12.38%	$17,978,283	12.54%
For capital adequacy purposes	11,937,040	8.00%	11,472,480	8.00%
To be well capitalized	14,921,300	10.00%	14,340,600	10.00%

Tier 1 capital
(to average assets)
Actual	$17,287,045	8.83%	$16,853,358	9.58%
For capital adequacy purposes	7,834,797	4.00%	7,036,287	4.00%
To be well capitalized	9,793,496	5.00%	8,795,358	5.00%

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all employees. The plan provides for employer-matching contributions on employee contributions of up to 3 percent of compensation, plus 50 percent matching up to the next 2 percent of compensation. The Company paid required employer-matching contributions of $65,057 and $52,608 for the years ended December 31, 2019 and 2018, respectively.

16.	COMMITMENTS

In the normal course of business, the Company makes various commitments that are not reflected in the Company’s financial statements. The Company offers such products to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval, review procedures and collateral requirements as deemed necessary.

Off-balance sheet commitments consisted of the following:

	December 31,
	2019	2018

Commitments to extend credit	$2,389,040	$2,736,500
Construction unadvanced funds	3,703,529	3,711,319
Unused lines of credit	6,381,590	8,186,512
Letters of Credit	5,163,454	-

	$17,637,613	$14,634,331

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

17.	FAIR VALUE MEASUREMENTS

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At December 31, 2019 and 2018, fair value measurements were obtained from a third-party pricing service and not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. No liabilities were reported at fair value on a recurring basis.

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities
in government-sponsored entities	$-	$5,281,328	$-	$5,281,328
Obligations of state and political
subdivisions	-	1,365,705	-	1,365,705
Corporate bonds	-	3,202,566	-	3,202,566
U.S. treasury securities	-	-	-	-
Mortgage servicing rights	-	-	317,939	317,939
Impaired loans with reserve	-	-	115,304	115,304

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities
in government-sponsored entities	$-	$3,865,080	$-	$3,865,080
Obligations of state and political
subdivisions	-	1,501,962	-	1,501,962
Corporate bonds	-	3,508,735	-	3,508,735
U.S. treasury securities	192,324	-	-	192,324
Mortgage servicing rights	-	-	234,344	234,344
Impaired loans with reserve	-	-	246,549	246,549

17.	FAIR VALUE MEASUREMENTS (Continued)

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

The following tables present information related to the assets measured on a nonrecurring basis on the balance sheets at their fair value as of December 31, 2019 and 2018, respectively, by level within the fair value hierarchy. No liabilities were measured at fair value on a nonrecurring basis.

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$45,000	$45,000

	December 31, 2018
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$138,100	$138,100

17.	FAIR VALUE MEASUREMENTS (Continued)

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques at December 31, 2019 and 2018:

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2019	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$45,000	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	115,304	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	317,939	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.38)%

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2018	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$138,100	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	246,549	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	244,344	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.69)%

17.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2019
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$21,880,788	$21,880,788	$21,880,788	$-	$-
Certificates of deposit	2,465,000	2,576,000	-	2,576,000	-
Investment securities:
Available for sale	9,849,599	9,849,599	-	9,849,599	-
Held to maturity	3,879	3,932	-	3,932	-
Loans, net	156,112,115	163,239,115	-	-	163,239,115
Accrued interest receivable	673,026	673,026	-	673,026	-
FHLB Stock	2,924,600	2,924,600	-	-	2,924,600

Financial liabilities:
Deposits	149,020,729	150,700,557	55,206,337	-	95,494,220
FHLB advances	31,374,500	31,773,500	-	31,773,500	-
Accrued interest payable	331,133	331,133	-	331,133	-

	December 31, 2018
	Carrying	Fair
	Value	Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$9,034,070	$9,034,070	$9,034,070	$-	$-
Certificates of deposit	846,000	837,828	-	837,828	-
Investment securities:
Available for sale	9,068,101	9,068,101	192,324	8,875,777	-
Held to maturity	6,394	6,478	-	6,478	-
Loans, net	158,529,657	159,275,657	-	-	159,275,657
Accrued interest receivable	639,474	639,474	-	639,474	-
FHLB Stock	2,651,400	2,651,400	-	-	2,651,400

Financial liabilities:
Deposits	136,108,766	134,639,766	42,989,629	-	91,650,137
FHLB advances	31,374,500	31,242,500	-	31,242,500	-
Accrued interest payable	255,486	255,486	-	255,486	-

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

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Commitments

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 16.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Years ended December 31,
	2019	2018

Accumulated other comprehensive income (loss), beginning of period	$(74,623)	$(23,487)

Other comprehensive income (loss) on securities before reclassification, net of tax	107,085	(51,136)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(37,883)	-

Net other comprehensive income (loss)	69,202	(51,136)

Accumulated other comprehensive income (loss), end of period	$(5,421)	$(74,623)

20.	LEGAL PROCEEDINGS

The Company is involved in certain claims and legal actions arising in the ordinary course of business. The outcome of these claims and actions is not presently determinable; however, the opinion of the Company’s management, after consulting legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial statements.

21.	EARNINGS PER SHARE

Earnings per common share for the years ended December 31, 2019 and 2018 are presented in the following table:

	Year ended	Year ended
	December 31, 2019	December 31, 2018

Net Income	$436,345	$380,416

Shares outstanding for basic EPS:
Average shares outstanding	2,248,711	2,248,250
Less: Average unearned ESOP shares	81,683	85,928
Shares outstanding for basic EPS	2,167,028	2,162,322
Additional dilutive shares	3,510	-

Shares oustanding for diluted EPS	2,170,538	2,162,322

Basic income per share	$0.20	$0.18
Diluted income per share	$0.20	$0.18

22.	LEASES

Due to the adoption of ASU 2016-02, Leases (Topic 842) on December 31, 2019, the Company completed a comprehensive review and analysis of all its property contracts. As a result of this review, it was determined that the Company leases parking spaces which qualifies as an operating lease. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts including determination of the lease term and determination of the discount rate used in calculating the present value of the lease payments. The lease did not include any nonlease components, such as common area maintenance charges, utilities, real estate taxes or insurance. Additionally, the lease did not include any renewal options as of December 31, 2019.

The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average lease term and discount rate for the leases outstanding at December 31, 2019.

Operating
Weighted-average remaining term (years)	1.6
Weighted-average discount rate	1.87%

The following table presents the undiscounted cash flows due to operating leases as of December 31, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due:	Operating
Within 1 year	$6,000
After 1 year but within 2 years	3,500
After 2 years	-
Total undiscounted cash flows	9,500
Discount on cash flows	(147)
Total lease liabilities	$9,353

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2019, the Company had no leases that had a term of 12 months or less. The Company has recorded a right-of-use asset of $9,353 and a lease liability of $9,353 included with other assets and other liabilities, respectively, on the Consolidated Balance Sheets for December 31, 2019.

Rental expense under operating leases totaled $7,156 in 2019 and $2,736 in 2018.

23.	REVENUE RECOGNITION

Due to the Company’s adoption of ASC 606, on January 1, 2019, the Company conforms to the standard framework for recognizing revenue from contracts with customers. Interest income, net securities (losses) gains and bank-owned life insurance are not in scope of ASC 606. For the revenue streams within the scope of ASC 606, including service charges on deposits, electronic banking fees, mortgage banking income, and net gain or loss on sale of other real estate owned, there are no significant judgements related to the amount and timing of revenue recognition.

Service Charges on Deposits

There are monthly service charges for both commercial and personal banking customers, depending on their account types, which are earned over the month per the related fee schedule based on the customers’ level of deposits. There are also transaction-based fees, which are earned based on specific transactions or customer activity within the customers’ deposit accounts. These are earned at the time the transaction or customer activity occurs. The fees are debited from the customer account.

Electronic Banking Fees

Interchange fees are earned based on customer transactions. Revenue is recognized when the transaction is settled. The Company does not charge ATM fees.

Mortgage Banking Income

Income is earned when SSB Bank-originated loans are sold to an investor on the secondary market. The investors offer pricing for loans at least daily. The Company makes commitments to deliver loans when pricing is acceptable. After a salable loan is consummated and delivery is committed, the loan is sold, loan documents are delivered to the investor, revenue is recognized, and the loans are derecognized from the Consolidated Balance Sheets. Typically this happens within days of consummation. Mortgage servicing rights are retained in most cases, and the value of the mortgage servicing rights is recognized as revenue at the time of the sale.

Net Gain or Loss on Sale of Other Real Estate Owned

Net gain or loss is recorded when other real estate is sold to a third party and the Company collects substantially all of the consideration to which the Company is entitled in exchange for the transfer of the property.

The following table summarized the point of revenue recognition and the income recognized for each of the revenue streams for the year ended December 31, 2019:

		For the years ended December 31,
Revenue Streams	Point of revenue recognition	2019	2018

Service charges on deposits	At a point in time & over time	$8,660	$7,751
Electronic banking fees	At a point in time	$34,818	$24,605
Mortgage banking income	At a point in time	$341,757	$182,175
Net gain on sale of other real estate owned	At a point in time	$380	$-

24.	SSB BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

The following are the condensed balance sheets, statements of income, and statements of cash flows for the parent company:

Balance Sheets

	December 31, 2019
	2019	2018
Assets
Cash	$3,639,553	$3,512,824
Investment in wholly owned subsidiary	17,281,624	16,819,727
Other assets	4,444	26,536
Total assets	$20,925,621	$20,359,087

Liabilities and stockholders’ equity
Other liabilities	$42,423	$40,000
Stockholders’ equity	20,883,198	20,319,087
Total liabilities and stockholders’ equity	$20,925,621	$20,359,087

Statements of Income

	Year ended December 31,
	2019	2018
Income
Equity in undistributed income of subsidiary	$433,687	$444,873
Other income	63,504	-
Total income	497,191	444,873

Expenses
Other expenses	36,331	90,993
Total expense	36,331	90,993
Income before income tax expense	460,860	353,880
Income tax expense (benefit)	24,515	(26,536)
Net income	$436,345	$380,416
Comprehensive income	$488,665	$329,280

24.	SSB BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

	Year ended December 31, 2019
	2019	2018
Cash flows from operating activities:
Net income	$436,345	$380,416
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiary	(433,687)	(444,873)
Stock compensation expense	21,161	-
Other, net	24,515	13,464

Net cash provided by operating activities	48,334	(50,993)

Cash flows from financing activities:
Proceeds from stock offering	-	8,718,527
Refund of offering expenses	1,005	-
Proceeds from release of ESOP shares	77,390
Purchase of ESOP shares	-	(881,310)
Capitalization of banking subsidiary	-	(4,273,400)

Net cash used for financing activities	78,395	3,563,817

Net increase in cash	126,729	3,512,824
Cash, beginning balance	3,512,824	-

Cash, ending balance	$3,639,553	$3,512,824

25.	SUBSEQUENT EVENTS

The Company has assessed events occurring subsequent to December 31, 2019, for potential recognition and disclosure in the financial statements. The onset of the COVID-19 pandemic has had an adverse economic effect on a global, national, and local level. Following the outbreak, market interest rates have declined significantly as the 10-year Treasury bond fell below 1.00% in early March 2020. This event may adversely affect the Company’s delivery of products and services as vendors and third-party suppliers may be impacted. Consumer confidence may also be negatively affected. The pandemic has impacted the way in which the Company is conducting business. Since notice of the pandemic, the Company has maintained an on-site staff of 10 employees or less in an effort to slow the spread of the pandemic. The Company is urging all customers to use mobile or electronic banking when possible as well as use the drive-through service as opposed to entering the branch lobby. Staff members continue to take appointments as necessary, but this practice has been limited as much as possible. The Company is preparing to defer loan payments as necessary to those loan customers that have been impacted by the pandemic. The full extent of the pandemic is yet unknown.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The information contained under the sections captioned “Item 1 – Election of Directors” in SSB Bancorp, Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Item 1 – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

The following information is presented for the SSB Bancorp, Inc. 2019 Equity Incentive Plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights (column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	71,606	$7.89	53,982
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	71,606	$7.89	53,982

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of SSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
3.2	Bylaws of SSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
4	Form of Common Stock Certificate of SSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017)
4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Employment Agreement by and between SSB Bank and J. Daniel Moon, IV (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of SSB Bancorp, Inc. (File No. 333-220403), initially filed with the Securities and Exchange Commission on September 8, 2017) †
10.2	Separation and General Release Agreement by and between SSB Bancorp, MHC, SSB Bancorp, Inc., SSB Bank and Jennifer Harris (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2019)†
10.3	Employment Agreement by and between SSB Bank and Benjamin Contrucci†
10.4	SSB Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to Revised Definitive Proxy Solicitation Materials filed with the Securities and Exchange Commission on April 11, 2019)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
34	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Changes in Net Worth, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

†	Management contract or compensation plan or arrangement.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSB BANCORP, INC.

Date: March 30, 2020	By:	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. Daniel Moon, IV	President, Chief Executive	March 30, 2020
J. Daniel Moon, IV	Officer, and Director
(Principal Executive Officer)

/s/ Benjamin A. Contrucci	Chief Financial Officer	March 30, 2020
Benjamin A. Contrucci	(Principal Financial Officer)

/s/ Kenneth J. Broadbent	Director	March 30, 2020
Kenneth J. Broadbent

/s/ David H. Docchio, Jr.	Director	March 30, 2020
David H. Docchio, Jr.

/s/ Gretchen Givens Generett	Director	March 30, 2020
Gretchen Givens Generett

/s/ Mark C. Joseph	Director	March 30, 2020
Mark C. Joseph

/s/ Bernie M. Simons	Director (Chairman of the Board)	March 30, 2020
Bernie M. Simons

