Form 10-Q
period 2020-03-31
SSB Bancorp, Inc.
filed 2020-05-13
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

YES [  ] NO [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of May 11, 2020, there were 2,276,891 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and due from banks	$6,902,759	$10,610,445
Interest-bearing deposits with other financial institutions	17,607,894	11,270,343
Cash and cash equivalents	24,510,653	21,880,788

Certificates of deposit	4,444,000	2,465,000
Securities available for sale	8,395,742	9,849,599
Securities held to maturity (fair value of $3,374, and $3,932, respectively)	3,323	3,879
Loans	159,963,384	157,295,376
Allowance for loan losses	(1,195,761)	(1,183,261)
Net loans	158,767,623	156,112,115
Accrued interest receivable	808,168	673,026
Federal Home Loan Bank stock, at cost	3,046,900	2,924,600
Premises and equipment, net	4,282,919	4,234,676
Bank-owned life insurance	3,271,781	3,249,430
Deferred tax asset, net	316,202	296,955
Other assets	766,932	941,669
TOTAL ASSETS	$208,614,243	$202,631,737

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,282,956	$5,519,219
Interest-bearing demand	24,692,640	18,218,407
Money market	30,465,007	30,129,370
Savings	1,336,342	1,314,513
Time	91,027,286	93,839,220
Total deposits	154,804,231	149,020,729

Federal Home Loan Bank advances	31,374,500	31,374,500
Advances by borrowers for taxes and insurance	752,566	712,189
Accrued interest payable	311,648	331,133
Other liabilities	339,310	309,988
TOTAL LIABILITIES	187,582,255	181,748,539

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,276,891 shares issued and outstanding at $0.01 par value	22,769	22,769
Paid-in capital	8,719,033	8,707,184
Retained earnings	13,150,177	12,951,846
Unearned compensation - Employee Stock Ownership Plan (ESOP)	(782,163)	(793,180)
Accumulated other comprehensive loss	(77,828)	(5,421)
TOTAL STOCKHOLDERS’ EQUITY	21,031,988	20,883,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,614,243	$202,631,737

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended March 31,
	2020	2019
	(unaudited)
INTEREST INCOME
Loans, including fees	$1,888,087	$1,832,246
Interest-bearing deposits with other financial institutions	90,215	65,334
Certificates of deposit	18,917	4,317
Investment securities:
Taxable	94,939	109,164
Exempt from federal income tax	5,216	8,233
Total interest income	2,097,374	2,019,294

INTEREST EXPENSE
Deposits	714,504	709,108
Federal Home Loan Bank advances and other bank obligations	203,271	216,640
Total interest expense	917,775	925,748

NET INTEREST INCOME	1,179,599	1,093,546
Provision for loan losses	12,500	45,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,167,099	1,048,046

NONINTEREST INCOME
Securities gains, net	35,567	5,791
Provision for loss on loans held for sale	-	-
Gain on sale of loans	119,172	64,631
Loan servicing fees	47,729	39,414
Earnings on bank-owned life insurance	22,350	16,120
Other	15,938	13,322
Total noninterest income	240,756	139,278

NONINTEREST EXPENSE
Salaries and employee benefits	557,703	462,627
Occupancy	90,630	100,352
Professional fees	142,593	132,675
Federal deposit insurance	43,000	49,000
Data processing	97,183	96,342
Director fees	32,494	32,494
Contributions and donations	14,800	17,519
Other	174,986	150,315
Total noninterest expense	1,153,389	1,041,324

Income before income taxes	254,466	146,000
Provision for income taxes	56,135	33,287

NET INCOME	$198,331	$112,713

EARNINGS PER COMMON SHARE
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,171,861	2,165,076
Diluted	2,172,602	2,165,076
DIVIDENDS DECLARED PER COMMON SHARE	$-	$-
COMPREHENSIVE INCOME	$125,924	$221,132

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2020	2019
	(unaudited)
Net income	$198,331	$112,713
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	(56,087)	143,030
Income tax effect	11,778	(30,036)

Reclassification adjustment for net securities (gains) losses recognized in income	(35,567)	(5,791)
Income tax effect included in provision for income taxes	7,469	1,216

Other comprehensive income (loss), net of tax	(72,407)	108,419

Total comprehensive income	$125,924	$221,132

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Compensation - ESOP	Accumulated other comprehensive (gain) loss	Total

Balance as of January 1, 2019	$22,483	$8,692,971	$12,515,501	$(837,245)	$(74,623)	$20,319,087

Net income	-	-	436,345	-	-	436,345

Other comprehensive income	-	-	-	-	69,202	69,202

Refund on offering expenses	-	1,005	-	-	-	1,005
			-	-	-	-
Stock compensation plan	286	20,875	-		-	21,161

Amortizaton of ESOP	-	(7,667)	-	44,065	-	36,398

Balance as of January 1, 2020	22,769	8,707,184	12,951,846	(793,180)	(5,421)	20,883,198

Net income	-	-	198,331	-	-	198,331

Other comprehensive income	-	-	-	-	(72,407)	(72,407)

Stock compensation plan	-	14,350	-	-	-	14,350
						-
Amortizaton of ESOP	-	(2,501)	-	11,017	-	8,516

Balance as of March 31, 2020	$22,769	$8,719,033	$13,150,177	$(782,163)	$(77,828)	$21,031,988

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2020	2019
	(unaudited)
OPERATING ACTIVITIES
Net income	$198,331	$112,713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,500	45,500
Depreciation	41,731	41,025
Net amortization of investment securities	25,801	6,622
Loss on sale of portfolio loans	-	12,178
Origination of loans held for sale	(3,754,600)	(3,255,550)
Proceeds from sale of loans	3,873,772	3,332,359
Gain on sale of loans	(119,172)	(76,809)
Amortization of net deferred loan origination costs	9,356	-
Gain on sale of investments	(35,567)	(5,791)
Increase in accrued interest receivable	(135,142)	(22,673)
Increase (decrease) in accrued interest payable	(19,485)	2,605
Stock compensation expense	14,350	-
Amortization of ESOP	8,516	9,595
Increase in bank owned life insurance	(22,351)	(16,120)
Other, net	151,768	24,148
Net cash provided by (used in) operating activities	249,808	209,802

INVESTING ACTIVITIES
Purchase of certificates of deposit	(1,979,000)	(747,000)
Redemption of certificates of deposit	-	348,000
Investment securities available for sale:
Purchases	(1,118,359)	-
Proceeds from sales	1,043,999	254,377
Proceeds from principal repayments, calls, and maturities	1,446,329	240,284
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	556	651
Redemption of Federal Home Loan Bank stock	27,900	5,000
Purchase of Federal Home Loan Bank stock	(150,200)	(69,300)
Purchases of loans	(1,355,440)	(382,000)
Decrease (increase) in loans receivable, net	(1,321,924)	1,381,930
Proceeds from sale of portfolio loans	-	3,569,527
Proceeds from sale of other real estate owned	44,397	-
Purchases of premises and equipment	(82,080)	(46,694)
Net cash (used for) provided by investing activities	(3,443,822)	4,554,775

FINANCING ACTIVITIES
Increase in deposits, net	5,783,502	6,425,127
Increase in advances by borrowers for taxes and insurance	40,377	111,251
Net proceeds from stock offering	-	-
Refund on offering expenses	-	1,005
Net cash provided by (used in) financing activities	5,823,879	6,537,383

Increase (decrease) in cash and cash equivalents	2,629,865	11,301,960

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,880,788	9,034,070

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,510,653	$20,336,030

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$937,260	$923,143
Income taxes	-	-

Noncash investing activities:
Loans held for investment transferred to loans held for sale	-	3,581,705

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The interim consolidated financial statements at March 31, 2020, and for the three months ended March 31, 2020 and 2019, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period. The financial statements at December 31, 2019, are derived from the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements include the accounts of SSB Bancorp, Inc. and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	RECENT ACCOUNTING STANDARDS

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that among other things, reduce certain reporting requirements for qualifying public companies and define and “emerging growth company.” As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. We have elected to take advantage of the benefits of extended transition periods. Accordingly, our consolidated financial statements may not be comparable to those of public companies that adopt the new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, for fiscal years beginning after the date on which the national emergency concerning the novel coronavirus (COVID-19) outbreak declared by the President on March 13, 2020 terminates, or December 31, 2020, including interim periods within those fiscal years. For public business entities that meet the definition of a “smaller reporting company” under the rules and regulations of the SEC, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Company is currently in the early stages of implementing processes to comply with the requirements of the Update.

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

On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”) which (i) creates a single framework for recognizing revenue from contract with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from the interest income and other sources, including loans, leases, and securities, that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of OREO. Refer to Note 17 – Revenue Recognition for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $7,895 and operating lease liabilities of $7,895 as of March 31, 2020. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statement. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 16 – Leases.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	March 31, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities of government-sponsored entities	$4,361,843	$45,915	$(817)	$ 4,406,941
Obligations of state and political subdivisions	837,674	737	-	838,411
Corporate bonds	3,295,143	359	(145,112)	3,150,390
Total	$8,494,660	$47,011	$(145,929)	$ 8,395,742

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities of government-sponsored entities	$5,303,817	$19,894	$(42,383)	$ 5,281,328
Obligations of state and political subdivisions	1,363,535	2,174	(4)	1,365,705
Corporate bonds	3,189,510	24,963	(11,907)	3,202,566
Total	$9,856,862	$47,031	$(54,294)	$ 9,849,599

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

	March 31, 2020 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$149,881	150,298
Due after one year through five years	1,064,656	1,052,448
Due after five years through ten years	2,957,307	2,825,273
Due after ten years	4,322,815	4,367,723
Total	$8,494,659	$8,395,742

3.	SECURITIES AVAILABLE FOR SALE (Continued)

For the three months ended March 31, 2020, there were 2 corporate bonds sold with a total amortized cost of $1,008,433 and an associated gain on sale of $35,567. The proceeds of the sale were $1,044,000. For the three months ended March 31, 2019, one corporate bond was sold with a total amortized cost of $248,584 and an associated gain on sale of $5,791. The proceeds of the sale were $254,375.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	March 31, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities of government-sponsored entities	$3,323	$51	$-	$3,374
Total	$3,323	$51	$-	$3,374

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities of government-sponsored entities	$3,879	$53	$-	$3,932
Total	$3,879	$53	$-	$3,932

The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging up to 8 years. Due to expected repayment terms being less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	March 31, 2020 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$80	$80
Due after one year through five years	2,036	2,049
Due after five years through nine years	1,207	1,245

Total	$3,323	$3,374

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	March 31, 2020 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities of government-sponsored entities	$350,298	$(817)	$-	$-	$350,298	$(817)

Obligations of state and political subdivisions	-	-	-	-	-	-
Corporate bonds	3,049,915	(145,112)	-	-	3,049,915	(145,112)
U.S. treasury securities	-	-	-	-	-	-
Total	$3,400,213	$(145,929)	$-	$-	$3,400,213	$(145,929)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities of government-sponsored entities	$3,005,336	$(40,992)	$273,818	$(1,391)	$3,279,154	$(42,383)
Obligations of state and political subdivisions	24,996	(4)	-	-	24,996	(4)
Corporate bonds	2,068,955	(11,907)	-	-	2,068,955	(11,907)
Total	$5,099,287	$(52,903)	$273,818	$(1,391)	$5,373,105	$(54,294)

Management reviews the Company’s investment positions monthly. There were 7 investments that were temporarily impaired as of March 31, 2020, with aggregate depreciation of 1.7 percent of the Company’s amortized cost basis. There were 11 investments that were temporarily impaired as of December 31, 2019, with aggregate depreciation of 0.6 percent of the Company’s amortized cost basis. Management has asserted that at March 31, 2020 and December 31, 2019, the declines disclosed in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio disclosed in the above table is not other-than-temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Company’s loan portfolio summarized by category is as follows:

	March 31,	December 31,
	2020	2019
	(unaudited)
Mortgage loans:
One-to-four family	$69,475,072	$70,511,775
Commercial	59,571,468	57,117,861
	129,046,540	127,629,636

Commercial and industrial	24,737,887	23,990,540
Consumer	6,234,988	5,690,941
	160,019,415	157,311,117

Third-party loan acquisition and other net origination costs	101,571	147,441
Discount on loans previously held for sale	(157,602)	(163,182)
Allowance for loan losses	(1,195,761)	(1,183,261)

Total	$158,767,623	$156,112,115

The Company’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Company’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Company’s underwriting policies.

During the normal course of business, the Company may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Company had transferred $9.0 million and $9.9 million in participation loans as of March 31, 2020 and December 31, 2019, respectively, to other financial institutions. As of March 31, 2020, and December 31, 2019, all these loans were being serviced by the Company.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three months ended March 31, 2020 (unaudited) and 2019 (unaudited), respectively:

Three months ended March 31, 2020:	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$543,090	$443,897	$170,769	$25,505	$1,183,261
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	(50,460)	12,461	38,006	12,493	12,500
Ending balance	$492,630	$456,358	$208,775	$37,998	$1,195,761

Three months ended March 31, 2019:	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	-	-	(51,200)
Recoveries	-	-	-	-	-
Provision (credit)	42,304	4,175	(2,706)	1,727	45,500
Ending balance	$436,575	$375,143	$261,015	$46,492	$1,119,225

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of March 31, 2020 (unaudited), and December 31, 2019.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
March 31, 2020
Allowance for loan losses:
Loans deemed impaired	$128,163	$2,511	$-	$8,607	$139,281

Loans not deemed impaired	364,467	453,847	208,775	29,391	1,056,480

Ending Balance	$492,630	$456,358	$208,775	$37,998	$1,195,761

March 31, 2020
Loans:
Loans deemed impaired	$3,960,838	$2,479,102	$1,618,286	$188,060	$8,246,286

Loans not deemed impaired	65,514,234	57,092,366	23,119,601	6,046,928	151,773,129

Ending Balance	$69,475,072	$59,571,468	$24,737,887	$6,234,988	$160,019,415

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2019
Allowance for loan losses:
Loans deemed impaired	$43,180	$-	$-	$-	$43,180

Loans not deemed impaired	499,910	443,897	170,769	25,505	1,140,081

Ending Balance	$543,090	$443,897	$170,769	$25,505	$1,183,261

December 31, 2019
Loans:
Loans deemed impaired	$3,912,297	$2,472,890	$1,398,286	$188,060	$7,971,533

Loans not deemed impaired	66,599,478	54,644,971	22,592,254	5,502,881	149,339,584

Ending Balance	$70,511,775	$57,117,861	$23,990,540	$5,690,941	$157,311,117

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of March 31, 2020, and December 31, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	March 31, 2020 (unaudited)			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,936,004	$2,988,612	$-	$3,753,813	$3,785,265	$-
Commercial	2,287,601	2,325,216	-	2,472,890	2,497,469	-
Commercial and Industrial	1,618,286	1,635,286	-	1,398,286	1,465,938	-
Consumer and HELOC	151,732	151,732	-	188,060	194,255	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,024,834	1,024,834	128,163	158,484	158,547	43,180
Commercial	191,501	192,509	2,511	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	36,328	36,328	8,607	-	-	-

Total mortgage loans:
One-to-four family	3,960,838	4,013,446	128,163	3,912,297	3,943,812	43,180
Commercial	2,479,102	2,517,725	2,511	2,472,890	2,497,469	-
Commercial and Industrial	1,618,286	1,635,286	-	1,398,286	1,465,938	-
Consumer and HELOC	188,060	188,060	8,607	188,060	194,255	-

Total	$8,246,286	$8,354,517	$139,281	$7,971,533	$8,101,474	$43,180

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,796,121	$8,876	$1,789,634	$14,931
Commercial	2,293,382	18,691	1,764,581	9,295
Commercial and industrial	1,618,286	33,829	155,660	-
Consumer and HELOC	151,732	1,772	6,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,024,834	9,209	308,916	810
Commercial	191,501	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	36,328	-	-	-

Total mortgage loans:
One-to-four family	3,820,955	18,085	2,098,550	15,741
Commercial	2,484,883	18,691	1,764,581	9,295
Commercial and industrial	1,618,286	33,829	155,660	-
Consumer and HELOC	188,060	1,772	6,195	-

Total	$8,112,184	$72,377	$4,024,986	$25,036

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	March 31, 2020 (unaudited)
							90 Days or
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$382,031	669,338	1,564,580	2,615,949	$66,859,123	$69,475,072	$24,926
Commercial	380,408	302,092	879,290	1,561,790	58,009,678	59,571,468	663,131
Commercial and industrial	1,563,532	1,604,225	220,000	3,387,757	21,350,130	24,737,887	-
Consumer and HELOC	57,314	-	42,918	100,232	6,134,756	6,234,988	4,054
Total	$2,383,285	$2,575,655	$2,706,788	$7,665,728	$152,353,687	$160,019,415	$692,111

	December 31, 2019
							90 Days or
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$338,997	856,490	1,799,005	2,994,492	$67,517,283	$70,511,775	$-
Commercial	280,198	138,256	823,417	1,241,871	55,875,990	57,117,861	645,201
Commercial and industrial	32,261	220,000	-	252,261	23,738,279	23,990,540	-
Consumer and HELOC	4,512	-	38,864	43,376	5,647,565	5,690,941	-
Total	$655,968	$1,214,746	$2,661,286	$4,532,000	$152,779,117	$157,311,117	$645,201

The increase in total past due of $3.1 million from December 31, 2019 to March 31, 2020 was primarily due to two commercial and industrial relationships that became delinquent during the quarter ended March 31, 2020. Management believes that this delinquency is temporary and will continue to monitor the relationships.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class:

	March 31,	December 31,
	2020	2019
	(unaudited)
Mortgage loans:
One-to-four family	$2,349,834	$2,045,845
Commercial	980,927	1,055,876
Commercial and industrial	-	74,864
Consumer and HELOC	38,864	38,864
Total	$3,369,625	$3,215,449

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to their credit risk. The Company uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.

●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows:

	March 31, 2020 (unaudited)		December 31, 2019
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$57,194,085	$23,052,748	$54,749,767	$23,848,823
Loans rated 6	24,658	1,543,422	24,658	-
Loans rated 7	2,352,725	141,717	2,343,436	141,717
Ending balance	$59,571,468	$24,737,887	$57,117,861	$23,990,540

There were no loans classified as doubtful or loss at March 31, 2020, or December 31, 2019.

For one-to-four family mortgage loans and consumer and HELOC loans, the Company evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	March 31, 2020 (unaudited)		December 31, 2019
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$67,125,238	$6,196,124	$68,465,930	$5,652,077
Nonperforming	2,349,834	38,864	2,045,845	38,864
Total	$69,475,072	$6,234,988	$70,511,775	$5,690,941

Troubled Debt Restructurings

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2020 or 2019.

As of March 31, 2020, and December 31, 2019, the Company allocated $139,281 and $43,180, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

As of March 31, 2020, the Company had four loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting period. One of the defaulted troubled debt restructurings is a commercial mortgage totaling $24,658. Three of the defaulted troubled debt restructurings are commercial and industrial loans totaling $1,323,422. The three commercial and industrial loans are classified as “special mention.” thus carry greater weight when calculating the allowance for loan losses. Management believes a full recovery of principal will be made on these loans. The commercial mortgage has been tested for impairment and it does not have a shortage, thus it is removed from the allowance for loan losses calculation.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three months ended March 31, 2020, the Company recognized $8,516 in compensation expense.

9.	STOCK COMPENSATION PLAN

In May 2019, the Company’s board adopted, and its shareholders approved, the SSB Bancorp, Inc. 2019 Equity Incentive Plan (the “Plan”) authorizing the grant of options or restricted stock covering 154,229 shares of common stock. The maximum number of shares of stock that may be delivered under the Plan pursuant to the exercise of stock options is 110,164 and the maximum number of shares of stock that may be issued as restricted stock awards, restricted stock units, and performances shares is 44,065. Under the Plan, options or restricted stock can be granted to directors, officers, and employees that provide services to the Company, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the grant date. The maximum term of any option granted under the Plan cannot exceed 10 years.

On May 23, 2019, 11,015 shares of restricted stock and 27,540 stock options were awarded to directors under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on May 23, 2020, and the related expense is being recognized straight-line over the 60-month period. Additionally, on November 20, 2019, 17,626 shares of restricted stock and 44,066 stock options were awarded to certain executives under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on November 20, 2020, and the related expense is being recognized straight-line over the 60- month period. At March 31, 2020, there were 15,424 shares of stock and 38,558 stock options available to be issued under the Plan.

The following tables summarize transactions regarding the restricted stock under the Plan for the three months ended March 31, 2020.

Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at December 31, 2019	28,641	$7.89
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares at March 31, 2020	28,641	7.89

9.	STOCK COMPENSATION PLAN (Continued)

A summary of the status of the awarded stock options at March 31, 2020, and changes during the three months ended March 31, 2020 is presented in the tables and narrative following:

Three months ended
March 31, 2020
	Shares	Weighted Average Exercise Price		Weighted Average Fair Value
Outstanding at January 1, 2020	71,606		$7.89	$0.95
Granted	-		-	-
Exercised	-		-	-
Forfeited	-		-	-
Outstanding at March 31, 2020	71,606		7.89	0.95
Exercisable at March 31, 2020	-		-	-
Weighted average of options granted in current year		$	N/A	N/A

At March 31, 2020, none of the 71,606 options outstanding were exercisable. Of the 71,606 options that are not yet exercisable, 27,540 have an exercise price of $8.35, and 44,066 have an exercise price of $7.60. The weighted average remaining contractual life of the 71,606 options is 9.5 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model. There were no shares granted during the three months ended March 31, 2020.

The Company uses the modified prospective method for accounting for stock-based compensation. For the three months ended March 31, 2020, the Company recognized $11,000 and $3,000 of pretax compensation expense related to restricted stock awards and stock option awards, respectively. As of March 31, 2020, there was $198,000 of unrecognized compensation expense related to restricted stock awards, and $54,000 of unrecognized compensation expense related to stock option awards, that will be recognized over the remaining vesting periods.

No stock options had been exercised as of March 31, 2020.

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

10.	REGULATORY CAPITAL REQUIREMENTS (Continued)

As of March 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. Although the Company is not subject to regulatory capital requirements because its total consolidated assets are less than $3.0 billion, the Company’s actual capital amounts and ratios are presented in the table below.

	March 31,		December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital (to risk-weighted assets)
Actual	$21,109,816	13.69%	$20,888,619	14.00%
For capital adequacy purposes	6,939,990	4.50%	6,714,585	4.50%
To be well capitalized	10,024,430	6.50%	9,698,845	6.50%

Tier 1 capital (to risk-weighted assets)
Actual	$21,109,816	13.69%	$20,888,619	14.00%
For capital adequacy purposes	9,253,320	6.00%	8,952,780	6.00%
To be well capitalized	12,337,760	8.00%	11,937,040	8.00%

Total capital (to risk-weighted assets)
Actual	$22,305,577	14.46%	$22,071,880	14.79%
For capital adequacy purposes	12,337,760	8.00%	11,937,040	8.00%
To be well capitalized	15,422,200	10.00%	14,921,300	10.00%

Tier 1 capital (to average assets)
Actual	$21,109,816	10.16%	$20,888,619	10.66%
For capital adequacy purposes	8,313,378	4.00%	7,834,802	4.00%
To be well capitalized	10,391,722	5.00%	9,793,503	5.00%

10.	REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank’s actual capital amounts and ratios are presented in the table below.

	March 31,		December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital (to risk-weighted assets)
Actual	$17,490,586	11.34%	$17,287,045	11.59%
For capital adequacy purposes	6,939,990	4.50%	6,714,585	4.50%
To be well capitalized	10,024,430	6.50%	9,698,845	6.50%

Tier 1 capital (to risk-weighted assets)
Actual	$17,490,586	11.34%	$17,287,045	11.59%
For capital adequacy purposes	9,253,320	6.00%	8,952,780	6.00%
To be well capitalized	12,337,760	8.00%	11,937,040	8.00%

Total capital (to risk-weighted assets)
Actual	$18,686,347	12.12%	$18,470,306	12.38%
For capital adequacy purposes	12,337,760	8.00%	11,937,040	8.00%
To be well capitalized	15,422,200	10.00%	14,921,300	10.00%

Tier 1 capital (to average assets)
Actual	$17,490,586	8.42%	$17,287,045	8.83%
For capital adequacy purposes	8,313,200	4.00%	7,834,797	4.00%
To be well capitalized	10,391,500	5.00%	9,793,496	5.00%

11.	COMMITMENTS

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

Off-balance sheet commitments consist of the following:

March 31,
2020
(unaudited)

Commitments to extend credit	$5,141,132
Construction unadvanced funds	3,413,015
Unused lines of credit	8,908,264
Letters of credit	5,163,454

$22,625,865

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These commitments consisted primarily of mortgage loan commitments. The Company uses the same credit policies in making loan commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, as deemed necessary, is based upon management’s credit evaluation in compliance with the Company’s lending policy guidelines.

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At March 31, 2020 and December 31, 2019, fair value measurements were obtained from a third-party pricing service and were not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

12.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2020 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities of government-sponsored entities	$-	$4,406,941	$-	$4,406,941
Obligations of state and political subdivisions	-	838,411	-	838,411
Corporate bonds	-	3,150,390	-	3,150,390
Mortgage servicing rights	-	-	321,999	321,999
Impaired loans with reserve	-	-	1,113,383	1,113,383

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities of government-sponsored entities	$-	$5,281,328	$-	$5,281,328
Obligations of state and political subdivisions	-	1,365,705	-	1,365,705
Corporate bonds	-	3,202,566	-	3,202,566
Mortgage servicing rights	-	-	317,939	317,939
Impaired loans with reserve	-	-	115,304	115,304

March 31, 2020 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$-	$-

December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$45,000	$45,000

12.	FAIR VALUE MEASUREMENTS (Continued)

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	March 31,		Valuation	(Weighted
	2020	Valuation Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	$-	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	1,113,383	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	321,999	Discounted cash flows	Loan prepayment speeds	8.49% - 10.52%
				(9.41%)

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2019	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$45,000	Appraised collateral values	Discount for time since appraisal	10%
				(10%)
			Selling costs	10%
				(10%)
Impaired loans with reserve	115,304	Discounted cash flows	Discount for evaluation	10%
				(10%)
			Selling costs	10%
				(10%)
Mortgage servicing rights	317,939	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.38%)

12.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2020 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$24,510,653	$24,510,653	$24,510,653	$-	$-
Certificates of deposit	4,444,000	4,715,000	-	4,715,000	-
Investment securities:
Available for sale	8,395,742	8,395,742	-	8,395,742	-
Held to maturity	3,323	3,374	-	3,374	-
Loans, net	158,767,623	173,079,623	-	-	173,079,623
Accrued interest receivable	808,168	808,168	-	808,168	-
FHLB Stock	3,046,900	3,046,900	-	-	3,046,900

Financial liabilities:
Deposits	154,804,231	158,529,231	63,776,945	-	94,752,286
FHLB advances	31,374,500	32,791,500	-	32,791,500	-
Accrued interest payable	311,648	311,648	-	311,648	-

	December 31, 2019
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$21,880,788	$21,880,788	$21,880,788	$-	$-
Certificates of deposit	2,465,000	2,576,000	-	2,576,000	-
Investment securities:
Available for sale	9,849,599	9,849,599	-	9,849,599	-
Held to maturity	3,879	3,932	-	3,932	-
Loans, net	156,112,115	163,239,115	-	-	163,239,115
Accrued interest receivable	673,026	673,026	-	673,026	-
FHLB Stock	2,924,600	2,924,600	-	-	2,924,600

Financial liabilities:
Deposits	149,020,729	150,700,557	55,206,337	-	95,494,220
FHLB advances	31,374,500	31,773,500	-	31,773,500	-
Accrued interest payable	331,133	331,133	-	331,133	-

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

Loans, Net

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Certain collateral dependent impaired loans have been adjusted to fair value based on the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, along with management’s assumptions in various factors, such as estimated selling costs and discounts for time since last appraised.

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended March 31,
	2020	2019
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(5,421)	$(74,623)
Other comprehensive income (loss) on securities before reclassification, net of tax	(44,309)	112,994
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(28,098)	(4,575)
Net other comprehensive income (loss)	(72,407)	108,419
Accumulated other comprehensive income (loss), end of period	$(77,828)	$33,796

15.	EARNINGS PER SHARE

Earnings per common share for the three months ended March 31, 2020 and 2019, are represented in the following table.

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
	(unaudited)

Net Income	$198,331	$112,713

Shares outstanding for basic EPS:
Average shares outstanding	2,250,799	2,248,250
Less: Average unearned ESOP shares	78,938	83,174

Shares outstanding for basic EPS	2,171,861	2,165,076
Additional dilutive shares	741	-

Shares oustanding for diluted EPS	2,172,602	2,165,076

Basic income per share	$0.09	$0.05
Diluted income per share	$0.09	$0.05

16.	LEASES

Due to the adoption of ASU 2016-02, Leases (Topic 842) on December 31, 2019, the Company completed a comprehensive review and analysis of all its property contracts. As a result of this review, it was determined that the Company leases parking spaces which qualifies as an operating lease. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts, the determination of the lease term and the determination of the discount rate used in calculating the present value of the lease payments. The lease did not include any nonlease components, such as common area maintenance charges, utilities, real estate taxes or insurance. Additionally, the lease did not include any renewal options as of March 31, 2020.

The discount rate utilized in calculating the present value of the remaining lease payments for the lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average lease term and discount rate for the lease outstanding at March 31, 2020.

Operating
Weighted-average remaining term (years)	1.3
Weighted-average discount rate	1.87%

The following table presents the undiscounted cash flows due to operating leases as of March 31, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due:	Operating
Within 1 year	$6,000
After 1 year but within 2 years	2,000
After 2 years	-
Total undiscounted cash flows	8,000
Discount on cash flows	(105)
Total lease liabilities	$7,895

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of March 31, 2020, the Company had no leases that had a term of 12 months or less. The Company has recorded a right-of-use asset of $7,895 and a lease liability of $7,895 included with premises and equipment and other liabilities, respectively, on the Consolidated Balance Sheet as of March 31, 2020.

Rental expense under operating leases totaled $1,500 for each of the three months ended March 31, 2020 and 2019.

17.	REVENUE RECOGNITION

Due to the Company’s adoption of ASC 606 on January 1, 2019, the Company conforms to the standard framework for recognizing revenue from contracts with customers. Interest income, net securities (losses) gains and bank-owned life insurance are not in scope of ASC 606. For the revenue streams within the scope of ASC 606, including service charges on deposits, electronic banking fees, mortgage banking income, and net gain or loss on sale of other real estate owned, there are no significant judgements related to the amount and timing of revenue recognition.

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

Mortgage Banking Income

Income is earned when SSB Bank-originated loans are sold to an investor on the secondary market. The investors offer pricing for loans at least daily. The Company makes commitments to deliver loans when pricing is acceptable. After a salable loan is originated and delivery is committed, the loan is sold, loan documents are delivered to the investor, revenue is recognized, and the loan is derecognized from the Consolidated Balance Sheets. Typically this happens within days of consummation. Mortgage servicing rights are retained in most cases, and the value of the mortgage servicing rights is recognized as revenue at the time of the sale.

Net Gain or Loss on Sale of Other Real Estate Owned

Net gain or loss is recorded when other real estate owned is sold to a third party and the Company collects substantially all of the consideration to which the Company is entitled in exchange for the transfer of the property.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three ended March 31, 2020 and 2019:

		For the three months ended March 31,
Revenue Streams	Point of revenue recognition	2020	2019

Service charges on deposits	At a point in time & over time	$3,149	$1,730
Electronic banking fees	At a point in time	$8,874	$6,077
Mortgage banking income	At a point in time	$119,172	$76,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at March 31, 2020 and December 31, 2019 and results of operations for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the consolidated financial condition and consolidated results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	effect of the coronavirus (COVID-19) pandemic on the Company and its customers and on the local, regional, national, and world economies, including government and regulatory responses to the COVID-19 pandemic;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note Regarding Forward-Looking Statements (Continued)

●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

●	adverse changes in the credit and/or securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

●	our ability to retain key employees;

●	our compensation expense associated with equity allocated or awarded to our employees;

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	political instability;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;

●	failures or breaches of our IT security systems;

●	the inability of third-party providers to perform as expected; and

●	our ability to successfully introduce new products and services, enter new markets, and capitalize on growth opportunities.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company is not obligated to update any forward-looking statements, except as may be required by applicable law or regulation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Coronavirus Update

The coronavirus (COVID-19) pandemic has put health and economic strains across the globe. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity, labor shortages, supply chain interruptions, increased unemployment, and commercial property vacancies – all of which can contribute to default on loan payments. Due to stay-at-home orders and the risks associated with entering a bank branch, COVID-19 can potentially affect the products and services offered by the Bank as well as how those products and services are distributed. Additionally, the Bank relies on many third-party vendors such as real estate appraisers, settlement companies, software vendors, and others to deliver products and services. The state of operations at these third-party vendors can affect the ability of the Bank to service its customers. With all of these associated risks, Management has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers, and shareholders that continue through the date of this report:

●	We have addressed the safety of our two branches following the guidelines of the Center for Disease Control and the State of Pennsylvania, pushing most customers to the drive-though when possible, and allowing customers into the branches on an appointment basis.

●	We have moved all regular Board of Directors’ Meetings from physical meetings to virtual meetings.

●	We are limiting the number of employees in our locations. Those employees that can work from home are asked to do so on a rotating basis to keep the number of employees in the office at one time at or below ten.

●	We are providing payment deferrals on all types of loans to loan customers adversely affected by COVID-19. As of May 12, 2020, we have deferred payments on 205 loans totaling $40.9 million for 90 days. Also, we have converted 8 additional commercial loans totaling $1.4 million to interest-only payments for 90 days. These modifications have not resulted in classification as Troubled Debt Restructuring, but they are being tracked by management throughout and after the deferral and interest-only phases. Additionally, management will examine and assess the current allowance for loan loss qualitative factors in the second quarter as we will know more about the state of the pandemic and economic outlook at that time.

●	We are participating in the Paycheck Protection Program (PPP) to assist local businesses in keeping their employees on payroll. As of May 12, 2020, we have originated 217 PPP loans totaling $17.3 million.

●	The following table provides additional information with respect to the Company’s commercial and industrial and commercial mortgage loans by type at March 31, 2020 (dollars in thousands):

March 31, 2020
Type of Loan (1)	Number of Loans	Balance
		(in thousands)
Energy and construction	23	$9,597

Retail	20	3,524

Restaurants	19	3,424

Hospitality and tourism	14	3,400

Health and other professional services	27	2,939

Residential 1-4 family and mixed use real estate	317	40,443

Commercial real estate	48	12,072

Multi-Family	28	6,124

Commercial construction	10	2,786

Total	506	$84,309

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 12 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At March 31, 2020, we believe the unrealized losses are primarily a result of increases in market interest rates from the time of purchase. In general, as market interest rates rise, the fair value of securities will decrease; as market interest rates fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Additionally, management believes that the onset of the COVID-19 pandemic has had a negative effect on the fair values of a portion of the investment securities portfolio, primarily affecting corporate bonds. Subsequent to March 31, 2020, the fair values of corporate bonds have increased to a level near the pre-pandemic fair values. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets increased by $6.0 million, or 3.0%, from $202.6 million at December 31, 2019 to $208.6 million at March 31, 2020. The increase was primarily attributable to an increase in net loans of $2.7 million, an increase in cash and cash equivalents of $2.6 million, and an increase in certificates of deposit of $2.0 million when comparing March 31, 2020, with December 31, 2019. Offsetting the increases was a decrease in securities available for sale of $1.5 million, or 14.8%. Funding the growth in assets was an increase in deposits of $5.8 million to $154.8 million at March 31, 2020 from $149.0 million at December 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.6 million, or 12.0%, to $24.5 million at March 31, 2020 from $21.9 million at December 31, 2019. The increase in cash was caused by a $6.3 million increase in interest-bearing deposits with other financial institutions, which was offset by a $3.7 million decrease in cash and due from banks. The increase was primarily attributable to an increase in total deposits of $5.8 million.

Net Loans. Net loans increased $2.7 million, or 1.7%, to $158.8 million at March 31, 2020, from $156.1 million at December 31, 2019. This was caused primarily by increases in commercial mortgage loans and commercial and industrial loans of $2.5 million and $747,000, respectively. These increases were offset by a decrease in one-to-four family mortgages of $1.0 million. The decrease in one-to-four mortgage loans was due to payoffs and repayments outpacing originations as well as the sale of $3.8 million in one-to-four mortgage loans, with servicing retained.

Available for Sale Securities. Securities available for sale decreased by $1.5 million or 14.8%, to $8.4 million at March 31, 2020, from $9.8 million at December 31, 2019. The decrease is primarily due to prepayments on mortgage-backed securities as well as a $500,000 municipal bond that was called and a $25,000 municipal bond that matured.

Deposits. Total deposits increased to $154.8 million at March 31, 2020 from $149.0 million at December 31, 2019. The increase of $5.8 million, or 3.9%, was primarily due to an increase in interest-bearing demand deposits of $6.5 million, or 35.5%. The increase was due to expansion of existing key relationships. Offsetting the increase was a decrease in time deposits of $2.8 million, or 3.0%. As part of our strategic plan, we are focused on growing core deposits and decreasing brokered time deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $31.4 million at both March 31, 2020 and December 31, 2019.

Stockholders’ Equity. Stockholders’ equity increased by $149,000, or 0.7%, to $21.0 million at March 31, 2020 from $20.9 million at December 31, 2019. The increase was primarily due to net income of $198,000 for the three-month period, offset by an increase in accumulated other comprehensive loss of $72,000. The increase in accumulated other comprehensive loss was due to the decreases in the fair values of the securities available for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

Net Income. Net income increased by $85,000, or 76.0% to $198,000 for the three months ended March 31, 2020, from $113,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in net interest income after provision of $119,000, or 11.4%, from $1.0 million for the three months ended March 31, 2019, to $1.2 million for the three months ended March 31, 2020. The increase in net interest income after provision was due to an increase in interest income of $78,000, a decreased in interest expense of $8,000, and a decrease in the provision for loan losses of $33,000. Additionally, noninterest income increased by $101,000 due to increases in gains on sales of loans and securities. These increases were offset by an increase in noninterest expense of $112,000, which was primarily due to an increase in salaries and employee benefits of $95,000.

Interest and Dividend Income. Interest and dividend income increased $78,000, or 3.9%, to $2.1 million for the three months ended March 31, 2020, from $2.0 million for the three months ended March 31, 2019. Interest income on loans increased $56,000, or 3.0%. This increase is attributable to an increase in the yield on net loans of 19 basis points from 4.65% for the three months ended March 31, 2019, to 4.84% for the three months ended March 31, 2020. Interest-income on interest bearing deposits increased by $25,000 due to an increase of $5.0 million in average balance of interest-bearing deposits with other financial institutions. Offsetting these increases was a decrease of $17,000 in interest income from investment securities due to a drop in average balance.

Interest Expense. Total interest expense decreased $8,000, or 0.9%, to $918,000 for the three months ended March 31, 2020, compared to $926,000 for the three months ended March 31, 2019. The decrease was driven by a $13,000 decrease in the average rate of Federal Home Loan Bank advances. The average balances of the advances remained static at $31.4 million but the average rate decreased 19 basis points from 2.80% to 2.61% due to maturing advances renewing at lower interest rates. Offsetting the decrease, interest expense on deposit accounts increased $5,000, or 0.8%, to $715,000 for the three months ended March 31, 2020, compared to $709,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $13.0 million, or 9.7%, from $134.0 million for the three months ended March 31, 2019, to $147.0 million for the three months ended March 31, 2020. The average cost of deposits decreased by 20 basis points from 2.15% for the three months ended March 30, 2019, to 1.95% for the three months ended March 31, 2020, primarily as a result of decreases in market interest rates.

Net Interest Income. Net interest income increased $86,000, or 7.9%, when comparing the two periods. This was due to an increase in interest income of $78,000 when comparing the two periods, while interest expense decreased by $8,000 when comparing the two periods. Average interest-earning assets for the three months ended March 31, 2019 was $181.1 million, and it increased $6.9 million to $188.0 million for the three months ended March 31, 2020, an increase of 3.8%. The interest expense was driven by the decrease in cost of interest-bearing liabilities of 21 basis points from 2.27% to 2.06%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019 (Continued)

Provision for Loan Losses. The provision for loan losses decreased $33,000, or 72,5%, to $13,000 for the three months ended March 31, 2020, from $46,000 for the three months ended March 31, 2019. At December 31, 2019, there was a surplus in the allowance for loan losses of $ 61,000, thus the provision in the three months ended March 31, 2020, was comparatively small.

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

Non-Interest Income. Non-interest income increased $101,000, or 72.9% to $241,000 for the three months ended March 31, 2020, from $139,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in gain on sale of loans of $54,000, from $65,000 for the three months ended March 31, 2019 to $119,000 for the three months ended March 31, 2020, and an increase in gain on sale of securities of $30,000, from $6,000 for the three months ended March 31, 2019, to $36,000 for the three months ended March 31, 2020. There were also increases in loan servicing fees, earnings on bank-owned life insurance, and other noninterest income of $8,000, $6,000, and $3,000, respectively.

Non-Interest Expense. Non-interest expense increased $112,000, or 10.8%, to $1.2 million for the three months ended March 31, 2020, compared to $1.0 million for the three months ended March 31, 2019. Salaries and employee benefits increased $95,000, or 20.6%, to $558,000 for the three months ended March 31, 2020 from $463,000 for the three months ended March 31, 2019. The increase was due to the addition of staff and yearly pay raises. Professional fees increased by $10,000, from $133,000 for the three months ended March 31, 2019, to $143,000 for the three months ended March 31, 2020. Other noninterest expense increased by $25,000. Offsetting the increases were decreases in occupancy, federal deposit insurance, and contributions and donations of $10,000, $6,000, and $3,000, respectively.

Income Taxes. The Company recorded an income tax provision of $56,000 for the three months ended March 31, 2020, an increase of $23,000, or 68.6%, from the tax provision of $33,000 recorded for the three months ended March 31, 2019 as a result of an increase in pre-tax income for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2020 was 22.1% compared to 22.8% for the three months ended March 31, 2019.

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

Our interest rate risk profile is considered liability-sensitive, which means that if interest rates rise our deposits and other interest-bearing liabilities would be expected to reprice to higher interest rates faster than would our loans and other interest-earning assets. We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. In recent years, we have implemented the following strategies to manage our interest rate risk:

́●	increasing lower cost core deposits and limiting our reliance on higher cost funding sources, such as time deposits; and

●	diversifying our loan portfolio by adding more commercial and industrial loans, which typically have shorter maturities and/or balloon payments, and selling one- to four-family residential mortgage loans, which have fixed interest rates and longer terms.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management of Market Risk (Continued)

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at March 31, 2020. All estimated changes presented in the table are within the policy limits approved by our board of directors.

Basis Point (“bp”) Change in		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$21,658	$(6,233)	(22.35)%	10.77%	(1.73)%
+300bp	23,849	(4,042)	(14.49)%	11.53%	(0.97)%
+200bp	25,896	(1,995)	(7.15)%	12.18%	(0.32)%
+100bp	27,431	(460)	(1.65)%	12.56%	0.07%
0	27,891	-	0.00%	12.50%	0.00%
-100bp	27,325	(566)	(2.03)%	12.15%	(0.34)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2020, the Company had cash and cash equivalents of $24.5 million. As of March 31, 2020, SSB Bank had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $93.3 million of total borrowing capacity.

At March 31, 2020, the Company had $22.6 million of loan commitments outstanding which includes $8.9 million of unused lines of credit, $3.4 million of unadvanced construction funds, $5.1 million of commitments to extend credit, and $5.2 million in letters of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Time deposits due within one year of March 31, 2020 totaled $28.6 million. If these deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at March 31, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At March 31, 2020, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

Capital Resources. At March 31, 2020, the Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
			(In thousands)
At March 31, 2020:
Long-term debt obligations	$31,375	$7,125	$8,000	$6,250	$10,000

At December 31, 2019:
Long-term debt obligations	$31,375	$7,125	$8,000	$6,250	$10,000

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, SSB Bancorp, Inc. evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2020, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information disclosed in this quarterly report, particularly the disclosures under “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Coronavirus Update”:

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Item 1A. Risk Factors (Continued)

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Item 1A. Risk Factors (Continued)

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including our mortgage servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

10.1	SSB Bancorp, Inc. 2019 Equity Incentive Plan (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(3)	Incorporated by reference to Appendix A to the Revised Definitive Proxy Solicitation Materials for the 2019 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: May 13, 2020	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: May 13, 2020	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

