Form 10-Q
period 2020-06-30
SSB Bancorp, Inc.
filed 2020-08-13
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

YES [  ] NO [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of August 12, 2020, there were 2,276,891 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and due from banks	$8,281,083	$10,610,445
Interest-bearing deposits with other financial institutions	40,703,581	11,270,343
Cash and cash equivalents	48,984,664	21,880,788

Certificates of deposit	4,444,000	2,465,000
Securities available for sale	8,002,170	9,849,599
Securities held to maturity (fair value of $2,899, and $3,932, respectively)	2,839	3,879
Loans	168,778,590	157,295,376
Allowance for loan losses	(1,423,561)	(1,183,261)
Net loans	167,355,029	156,112,115
Accrued interest receivable	1,153,027	673,026
Federal Home Loan Bank stock, at cost	3,651,800	2,924,600
Premises and equipment, net	4,232,269	4,234,676
Bank-owned life insurance	3,294,245	3,249,430
Deferred tax asset, net	259,703	296,955
Other assets	967,287	941,669
TOTAL ASSETS	$242,347,033	$202,631,737

LIABILITIES
Deposits:
Noninterest-bearing demand	$10,310,774	$5,519,219
Interest-bearing demand	37,233,769	18,218,407
Money market	32,667,321	30,129,370
Savings	1,472,656	1,314,513
Time	88,794,090	93,839,220
Total deposits	170,478,610	149,020,729

Federal Home Loan Bank advances	31,374,500	31,374,500
Paycheck Protection Program Liquidity Facitily advances	17,307,882	-
Advances by borrowers for taxes and insurance	853,870	712,189
Accrued interest payable	330,182	331,133
Other liabilities	330,924	309,988
TOTAL LIABILITIES	220,675,968	181,748,539

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,276,891 shares issued and outstanding at $0.01 par value	22,769	22,769
Paid-in capital	8,729,913	8,707,184
Retained earnings	13,554,812	12,951,846
Unearned Employee Stock Ownership Plan (ESOP)	(771,147)	(793,180)
Accumulated other comprehensive income (loss)	134,718	(5,421)
TOTAL STOCKHOLDERS’ EQUITY	21,671,065	20,883,198

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$242,347,033	$202,631,737

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
INTEREST INCOME
Loans, including fees	$2,027,648	$1,839,325	$3,915,735	$3,671,571
Interest-bearing deposits with other financial institutions	56,159	95,780	146,374	161,114
Certificates of deposit	26,504	6,881	45,421	11,198
Investment securities:
Taxable	70,053	86,664	164,992	195,828
Exempt from federal income tax	3,560	7,276	8,776	15,509
Total interest income	2,183,924	2,035,926	4,281,298	4,055,220

INTEREST EXPENSE
Deposits	639,503	707,936	1,354,007	1,417,044
Federal Home Loan Bank advances and other bank obligations	210,974	205,108	414,245	421,748
Total interest expense	850,477	913,044	1,768,252	1,838,792

NET INTEREST INCOME	1,333,447	1,122,882	2,513,046	2,216,428
Provision for loan losses	227,800	50,000	240,300	95,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,105,647	1,072,882	2,272,746	2,120,928

NONINTEREST INCOME
Securities gains, net	-	44,802	35,567	50,593
Provision for loss on loans held for sale	-	-	-	-
Gain on sale of loans	661,223	71,830	780,395	136,461
Loan servicing fees	47,384	40,263	95,113	79,677
Earnings on bank-owned life insurance	22,464	16,443	44,814	32,563
Other	15,610	18,225	31,548	31,547
Total noninterest income	746,681	191,563	987,437	330,841

NONINTEREST EXPENSE
Salaries and employee benefits	624,539	598,031	1,182,242	1,060,658
Occupancy	139,268	99,486	229,898	199,838
Professional fees	159,539	130,610	302,132	263,285
Federal deposit insurance	45,000	60,000	88,000	109,000
Data processing	104,315	110,554	201,498	206,896
Director fees	31,094	31,454	63,588	63,948
Contributions and donations	12,500	19,200	27,300	36,719
Other	182,695	115,017	357,681	265,332
Total noninterest expense	1,298,950	1,164,352	2,452,339	2,205,676

Income before income taxes	553,378	100,093	807,844	246,093
Provision (benefit) for income taxes	148,743	(4,477)	204,878	28,810

NET INCOME	$404,635	$104,570	$602,966	$217,283

EARNINGS PER COMMON SHARE
Basic	$0.19	$0.05	$0.28	$0.10
Diluted	$0.19	$0.05	$0.28	$0.10

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,174,394	2,166,072	2,173,127	2,165,491
Diluted	2,174,394	2,166,292	2,173,127	2,166,174
DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-
COMPREHENSIVE INCOME	$617,181	$123,783	$743,105	$344,915

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net income	$404,635	$104,570	$602,966	$217,283
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	269,046	69,122	212,958	212,153
Income tax effect	(56,500)	(14,515)	(44,721)	(44,552)

Reclassification adjustment for net securities (gains) losses recognized in income	-	(44,802)	(35,567)	(50,593)
Income tax effect included in provision for income taxes	-	9,408	7,469	10,624

Other comprehensive income, net of tax	212,546	19,213	140,139	127,632

Total comprehensive income	$617,181	$123,783	$743,105	$344,915

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive (gain) loss	Total
Balance as of January 1, 2019	$22,483	$8,692,971	$12,515,501	$(837,245)	$(74,623)	$20,319,087

Net income	-	-	436,345	-	-	436,345

Other comprehensive income	-	-	-	-	69,202	69,202

Refund on offering expenses	-	1,005	-	-	-	1,005
			-	-	-	-
Stock compensation plan	286	20,875	-		-	21,161

Amortizaton of ESOP	-	(7,667)	-	44,065	-	36,398

Balance as of January 1, 2020	22,769	8,707,184	12,951,846	(793,180)	(5,421)	20,883,198

Net income	-	-	602,966	-	-	602,966

Other comprehensive income	-	-	-	-	140,139	140,139

Stock compensation plan	-	28,700	-	-	-	28,700
						-
Amortizaton of ESOP	-	(5,971)	-	22,033	-	16,062

Balance as of June 30, 2020	$22,769	$8,729,913	$13,554,812	$(771,147)	$134,718	$21,671,065

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2020	2019
	(unaudited)
OPERATING ACTIVITIES
Net income	$602,966	$217,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240,299	95,500
Depreciation	137,737	84,728
Net amortization of investment securities	61,728	16,997
Loss (gain) on sale of portfolio loans	(85,758)	12,178
Origination of loans held for sale	(24,859,683)	(5,196,550)
Proceeds from sale of loans	25,640,078	5,345,189
Gain on sale of loans	(780,395)	(148,639)
Gain on other real estate owned	-	(380)
Amortization (accrection) of net deferred loan origination costs	(5,507)	46,858
Deferred income tax provision	-	10,625
Gain on sale of investments	(35,567)	(50,593)
Increase in accrued interest receivable	(480,001)	(37,098)
Increase (decrease) in accrued interest payable	(951)	54,957
Stock compensation expense	28,700	3,865
Amortization of ESOP	16,062	18,860
Increase in bank owned life insurance	(44,815)	(32,563)
Other, net	(55,508)	105,360
Net cash provided by operating activities	379,385	546,577

INVESTING ACTIVITIES
Purchase of certificates of deposit	(1,979,000)	(2,217,000)
Redemption of certificates of deposit	-	348,000
Investment securities available for sale:
Purchases	(2,084,360)	-
Proceeds from sales	3,039,020	2,943,675
Proceeds from principal repayments, calls, and maturities	1,043,999	813,506
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	1,040	1,309
Redemption of Federal Home Loan Bank stock	224,500	32,800
Purchase of Federal Home Loan Bank stock	(951,700)	(145,200)
Purchases of loans	(4,879,240)	(1,238,400)
Decrease (increase) in loans receivable, net	(12,315,649)	(2,231,184)
Proceeds from sale of portfolio loans	5,802,941	3,569,527
Proceeds from sale of other real estate owned	44,397	60,312
Purchases of premises and equipment	(128,901)	(49,522)
Net cash (used in) provided by investing activities	(12,182,953)	1,887,823

FINANCING ACTIVITIES
Increase in deposits, net	21,457,881	6,181,494
Increase in advances by borrowers for taxes and insurance	141,681	326,232
Proceeds from PPPLF advances	17,307,882	-
Refund on offering expenses	-	1,005
Net cash provided by financing activities	38,907,444	6,508,731

Increase (decrease) in cash and cash equivalents	27,103,876	8,943,131

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,880,788	9,034,070

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,984,664	$17,977,201

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$1,769,203	$1,783,835
Income taxes	-	22,622

Noncash investing activities:
Loans held for investment transferred to loans held for sale	5,717,183	3,581,705

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The interim consolidated financial statements at June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period. The financial statements at December 31, 2019, are derived from the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Balance Sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. For public business entities that meet the definition of a “smaller reporting company” under the rules and regulations of the SEC, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the financial statements, as any adjustment will be dependent on the composition of the loan portfolio at the time of adoption. The Company is currently in the early stages of implementing processes to comply with the requirements of the Update.

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

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $6,429, and operating lease liabilities of $6,429 as of June 30, 2020. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statement. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 16 – Leases.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	June 30, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$2,790,530	$18,333	$(23,709)	$2,785,154
Obligations of state and political subdivisions	1,254,070	35,532	-	1,289,602
Corporate bonds	3,787,442	149,682	(9,710)	3,927,414
Total	$7,832,042	$203,547	$(33,419)	$8,002,170

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$5,303,817	$19,894	$(42,383)	$5,281,328
Obligations of state and political subdivisions	1,363,535	2,174	(4)	1,365,705
Corporate bonds	3,189,510	24,963	(11,907)	3,202,566
Total	$9,856,862	$47,031	$(54,294)	$9,849,599

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities provide for periodic payments of principal and interest and have contractual maturities ranging from less than 1 year to 30 years. Due to expected repayment terms being significantly less than the underlying mortgage pool contractual maturities, estimated lives of these securities could be significantly shorter.

	June 30, 2020 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$100,062	100,775
Due after one year through five years	1,846,132	1,891,474
Due after five years through ten years	3,130,368	3,259,820
Due after ten years	2,755,480	2,750,101
Total	$7,832,042	$8,002,170

3.	SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of investment securities in the three months ended June 30, 2020. For the three months ended June 30, 2019, there were 5 corporate bonds sold with a total amortized cost of $2,502,637 and an associated gain on sale of $43,663. The proceeds of the sale were $2,546,300. There was also 1 municipal bond sold with an amortized cost of $141,861 and an associated gain on sale of $1,139. The proceeds of the sale were $143,000.

For  the six months ended June 30, 2020, there were 2 corporate bonds sold with a total amortized cost of $1,008,433 and an associated gain on sale of $35,567. The proceeds of the sale were $1,044,000. For the six months ended June 30, 2019, there were 6 corporate bonds sold with a total amortized cost of $2,751,221 and an associated gain on sale of $49,454. The proceeds of the sale were $2,800,675. There was also 1 municipal bond sold with an amortized cost of $141,861 and an associated gain on sale of $1,139. The proceeds of the sale were $143,000.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	June 30, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$2,839	$60	$-	$2,899
Total	$2,839	$60	$-	$2,899

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$3,879	$53	$-	$3,932
Total	$3,879	$53	$-	$3,932

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

	June 30, 2020 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$201	$201
Due after one year through five years	1,497	1,510
Due after five years through nine years	1,141	1,188

Total	$2,839	$2,899

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	June 30, 2020 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$1,613,813	$(23,709)	$-	$-	$1,613,813	$(23,709)
Obligations of state and political subdivisions	-	-	-	-	-	-
Corporate bonds	579,635	(9,710)	-	-	579,635	(9,710)
Total	$2,193,448	$(33,419)	$-	$-	$2,193,448	$(33,419)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$3,005,336	$(40,992)	$273,818	$(1,391)	$3,279,154	$(42,383)
Obligations of state and political subdivisions	24,996	(4)	-	-	24,996	(4)
Corporate bonds	2,068,955	(11,907)	-	-	2,068,955	(11,907)
Total	$5,099,287	$(52,903)	$273,818	$(1,391)	$5,373,105	$(54,294)

Management reviews the Company’s investment positions monthly. There were 4 investments that were temporarily impaired as of June 30, 2020, with aggregate depreciation of 0.4 percent of the Company’s amortized cost basis. There were 11 investments that were temporarily impaired as of December 31, 2019, with aggregate depreciation of 0.6 percent of the Company’s amortized cost basis. Management has asserted that at June 30, 2020 and December 31, 2019, the declines disclosed in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio disclosed in the above table is not other-than-temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Company’s loan portfolio summarized by category is as follows:

	June 30,	December 31,
	2020	2019
	(unaudited)
Mortgage loans:
One-to-four family	$66,583,267	$70,511,775
Commercial	52,988,503	57,117,861
	119,571,770	127,629,636

Commercial and industrial	43,652,268	23,990,540
Consumer	6,068,390	5,690,941
	169,292,428	157,311,117

Third-party loan acquisition and other net origination costs	(370,563)	147,441
Discount on loans previously held for sale	(143,275)	(163,182)
Allowance for loan losses	(1,423,561)	(1,183,261)

Total	$167,355,029	$156,112,115

The Company’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Company’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Company’s underwriting policies.

During the normal course of business, the Company may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Company sold $14.0 million and $9.9 million in participation loans as of June 30, 2020 and December 31, 2019, respectively, to other financial institutions. The increase was due to a $5.7 million loan pool that was participated during the three months ended June 30, 2020. As of June 30, 2020, and December 31, 2019, all these loans were being serviced by the Company.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and six months ended June 30, 2020 (unaudited) and 2019 (unaudited), respectively:

Three months ended June 30, 2020:	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$492,630	$456,358	$208,775	$37,998	$1,195,761
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	128,897	(13,699)	83,015	29,587	227,800
Ending balance	$621,527	$442,659	$291,790	$67,585	$1,423,561

Three months ended June 30, 2019:	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$436,575	$375,143	$261,015	$46,492	$1,119,225
Charge-offs	-	-	-	(13,189)	(13,189)
Recoveries	-	-	1,073	-	1,073
Provision	10,122	11,577	14,408	13,893	50,000
Ending balance	$446,697	$386,720	$276,496	$47,196	$1,157,109

Six months ended June 30, 2020:	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$543,090	$443,897	$170,769	$25,505	$1,183,261
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Provision (credit)	78,437	(1,238)	121,021	42,080	240,300
Ending balance	$621,527	$442,659	$291,790	$67,585	$1,423,561

Six months ended June 30, 2019:	Mortgage		Commercial	Consumer
	One-to-Four	Mortgage	and	and
Allowance for loan losses:	Family	Commercial	Industrial	HELOC	Total

Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	-	(13,189)	(64,389)
Recoveries	-	-	1,073	-	1,073
Provision	52,426	15,752	11,702	15,620	95,500
Ending balance	$446,697	$386,720	$276,496	$47,196	$1,157,109

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of June 30, 2020 (unaudited), and December 31, 2019.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
June 30, 2020
Allowance for loan losses:
Loans deemed impaired	$178,785	$2,511	$-	$2,535	$183,831

Loans not deemed impaired	442,742	440,148	291,790	65,050	1,239,730

Ending Balance	$621,527	$442,659	$291,790	$67,585	$1,423,561

June 30, 2020
Loans:
Loans deemed impaired	$1,192,560	$191,501	$-	$2,535	$1,386,596

Loans not deemed impaired	65,390,707	52,797,002	43,652,268	6,065,855	167,905,832

Ending Balance	$66,583,267	$52,988,503	$43,652,268	$6,068,390	$169,292,428

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2019
Allowance for loan losses:
Loans deemed impaired	$43,180	$-	$-	$-	$43,180

Loans not deemed impaired	499,910	443,897	170,769	25,505	1,140,081

Ending Balance	$543,090	$443,897	$170,769	$25,505	$1,183,261

December 31, 2019
Loans:
Loans deemed impaired	$3,912,297	$2,472,890	$1,398,286	$188,060	$7,971,533

Loans not deemed impaired	66,599,478	54,644,971	22,592,254	5,502,881	149,339,584

Ending Balance	$70,511,775	$57,117,861	$23,990,540	$5,690,941	$157,311,117

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of June 30, 2020, and December 31, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	June 30, 2020 (unaudited)			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,674,115	$2,805,295	$-	$3,753,813	$3,785,265	$-
Commercial	2,353,569	2,387,943	-	2,472,890	2,497,469	-
Commercial and Industrial	1,618,286	1,635,286	-	1,398,286	1,465,938	-
Consumer and HELOC	158,056	158,113	-	188,060	194,255	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,192,560	1,193,902	178,785	158,484	158,547	43,180
Commercial	191,501	192,509	2,511	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	2,535	2,535	2,535	-	-	-

Total mortgage loans:
One-to-four family	3,866,675	3,999,197	178,785	3,912,297	3,943,812	43,180
Commercial	2,545,070	2,580,452	2,511	2,472,890	2,497,469	-
Commercial and Industrial	1,618,286	1,635,286	-	1,398,286	1,465,938	-
Consumer and HELOC	160,591	160,648	2,535	188,060	194,255	-

Total	$8,190,622	$8,375,583	$183,831	$7,971,533	$8,101,474	$43,180

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,723,485	$8,923	$2,443,502	$15,002
Commercial	2,312,295	18,688	2,076,646	14,611
Commercial and industrial	1,618,286	30,666	155,660	-
Consumer and HELOC	167,359	1,772	6,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,192,726	9,206	163,274	796
Commercial	191,501	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	2,535	-	-	-

Total mortgage loans:
One-to-four family	3,916,211	18,129	2,606,776	15,798
Commercial	2,503,796	18,688	2,076,646	14,611
Commercial and industrial	1,618,286	30,666	155,660	-
Consumer and HELOC	169,894	1,772	6,195	-

Total	$8,208,187	$69,255	$4,845,277	$30,409

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,685,831	$17,798	$2,187,532	$40,459
Commercial	2,302,838	37,379	1,920,613	36,810
Commercial and industrial	1,618,286	64,495	155,660	2,376
Consumer and HELOC	176,442	3,543	6,195	113

With an allowance recorded:
Mortgage loans:
One-to-four family	1,185,353	18,416	165,132	3,921
Commercial	191,501	-	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	2,535	-	-	-

Total mortgage loans:
One-to-four family	3,871,184	36,214	2,352,664	44,380
Commercial	2,494,339	37,379	1,920,613	36,810
Commercial and industrial	1,618,286	64,495	155,660	2,376
Consumer and HELOC	178,977	3,543	6,195	113

Total	$8,162,786	$141,631	$4,435,132	$83,679

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	June 30, 2020 (unaudited)
							90 Days or
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	Greater Past Due and Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$727,117	618,113	1,708,266	3,053,496	$63,529,771	$66,583,267	$-
Commercial	208,555	167,492	920,656	1,296,703	51,691,800	52,988,503	704,042
Commercial and industrial	84,722	1,323,422	220,000	1,628,144	42,024,124	43,652,268	-
Consumer and HELOC	-	-	5,811	5,811	6,062,579	6,068,390	-
Total	$1,020,394	$2,109,027	$2,854,733	$5,984,154	$163,308,274	$169,292,428	$704,042

	December 31, 2019
							90 Days or
	30-59 Days	60-89 Days	90 Days or Greater	Total Past		Total Loans	Greater Past Due and Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$338,997	856,490	1,799,005	2,994,492	$67,517,283	$70,511,775	$-
Commercial	280,198	138,256	823,417	1,241,871	55,875,990	57,117,861	645,201
Commercial and industrial	32,261	220,000	-	252,261	23,738,279	23,990,540	-
Consumer and HELOC	4,512	-	38,864	43,376	5,647,565	5,690,941	-
Total	$655,968	$1,214,746	$2,661,286	$4,532,000	$152,779,117	$157,311,117	$645,201

The increase in total past due of $1.5 million from December 31, 2019 to June 30, 2020 was primarily due to one large commercial and industrial relationship that became delinquent during the six months ended June 30, 2020. At June 30, 2020, management believed that this delinquency was temporary, and will continue to monitor the relationship.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class, at the dates indicated:

	June 30,	December 31,
	2020	2019
	(unaudited)
Mortgage loans:
One-to-four family	$2,260,903	$2,045,845
Commercial	216,614	1,055,876
Commercial and industrial	220,000	74,864
Consumer and HELOC	11,395	38,864
Total	$2,708,912	$3,215,449

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to their credit risk. The Company uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows at the dates indicated:

	June 30, 2020 (unaudited)		December 31, 2019
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$50,543,543	$41,966,413	$54,749,767	$23,848,823
Loans rated 6	68,349	1,323,422	24,658	-
Loans rated 7	2,376,611	362,433	2,343,436	141,717
Ending balance	$52,988,503	$43,652,268	$57,117,861	$23,990,540

There were no loans classified as doubtful or loss at June 30, 2020, or December 31, 2019.

For one-to-four family mortgage loans and consumer and HELOC loans, the Company evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	June 30, 2020 (unaudited)		December 31, 2019
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$64,322,364	$6,056,995	$68,465,930	$5,652,077
Nonperforming	2,260,903	11,395	2,045,845	38,864
Total	$66,583,267	$6,068,390	$70,511,775	$5,690,941

Troubled Debt Restructurings

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2020 or 2019.

As of June 30, 2020, and December 31, 2019, the Company allocated $155,224 and $43,180, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

As of June 30, 2020, the Company had four loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the current reporting period. One of the defaulted troubled debt restructurings is a commercial mortgage totaling $24,658. Three of the defaulted troubled debt restructurings are commercial and industrial loans totaling $1,323,422. As of June 30,2020, the three commercial and industrial loans were classified as “special mention,” thus carry greater weight when calculating the allowance for loan losses. Management believes a full recovery of principal will be made on these loans. The commercial mortgage has been tested for impairment and it does not have a shortage, thus it is removed from the allowance for loan losses calculation.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three and six months ended June 30, 2020, the Company recognized $7,546 and $16,062, respectively, in compensation expense.

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

On May 23, 2019, 11,015 shares of restricted stock and 27,540 stock options were awarded to directors under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on May 23, 2020, and the related expense is being recognized straight-line over the 60-month period. Additionally, on November 20, 2019, 17,626 shares of restricted stock and 44,066 stock options were awarded to certain executives under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on November 20, 2020, and the related expense is being recognized straight-line over the 60-month period. At June 30, 2020, there were 15,424 shares of stock and 38,558 stock options available to be issued under the Plan.

9.	STOCK COMPENSATION PLAN (Continued)

The following tables summarize transactions regarding the restricted stock under the Plan for the three and six months ended June 30, 2020.

	Three months ended
	June 30, 2020
		Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at April 1, 2020	28,641	$7.89
Granted	-	-
Vested	2,203	8.35
Forfeited	-	-
Non-vested shares at June 30, 2020	26,438	7.85

	Six months ended
	June 30, 2020
		Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at January 1, 2020	28,641	$7.89
Granted	-	-
Vested	2,203	8.35
Forfeited	-	-
Non-vested shares at June 30, 2020	26,438	7.85

9.	STOCK COMPENSATION PLAN (Continued)

A summary of the status of the awarded stock options at June 30, 2020, and changes during the three and six months ended June 30, 2020 is presented in the tables and narrative following:

	Three months ended
	June 30, 2020
	Shares	Weighted Average Exercise Price		Weighted Average Fair Value
Outstanding at April 1, 2020	71,606		$7.89	$0.95
Granted	-		-	-
Exercised	-		-	-
Forfeited	-		-	-
Outstanding at June 30, 2020	71,606		7.89	0.95
Exercisable at June 30, 2020	5,508		8.35	0.97
Weighted average of options granted in current year	-	$	N/A	N/A

	Six months ended
	June 30, 2020
	Shares	Weighted Average Exercise Price		Weighted Average Fair Value
Outstanding at January 1, 2020	71,606		$7.89	$0.95
Granted	-		-	-
Exercised	-		-	-
Forfeited	-		-	-
Outstanding at June 30, 2020	71,606		7.89	0.95
Exercisable at June 30, 2020	5,508		8.35	0.97
Weighted average of options granted in current year	-	$	N/A	N/A

At June 30, 2020, 5,508 of the 71,606 options outstanding were exercisable. Of the 66,098 options that are not yet exercisable, 22,032 have an exercise price of $8.35, and 44,066 have an exercise price of $7.60. The weighted average remaining contractual life of the 71,606 options is 9.2 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model. There were no shares granted during the three months or six months ended June 30, 2020.

The Company uses the modified prospective method for accounting for stock-based compensation. The Company recognized $11,000 and $23,000 of pretax compensation expense related to restricted stock awards in the three and six months ended June 30, 2020, respectively. The Company recognized $3,000 and $6,000 of pretax compensation expense related to stock option awards in the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there was $187,000 of unrecognized compensation expense related to restricted stock awards, and $51,000 of unrecognized compensation expense related to stock option awards, that will be recognized over the remaining vesting periods.

No stock options had been exercised as of June 30, 2020.

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

As of June 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. Although the Company is not subject to regulatory capital requirements because its total consolidated assets are less than $3.0 billion, the Company’s actual capital amounts and ratios are presented in the table below.

	June 30,		December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$21,536,347	13.98%	$20,888,619	14.00%
For capital adequacy purposes	6,932,475	4.50%	6,714,585	4.50%
To be well capitalized	10,013,575	6.50%	9,698,845	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$21,536,347	13.98%	$20,888,619	14.00%
For capital adequacy purposes	9,243,300	6.00%	8,952,780	6.00%
To be well capitalized	12,324,400	8.00%	11,937,040	8.00%

Total capital
(to risk-weighted assets)
Actual	$22,959,908	14.90%	$22,071,880	14.79%
For capital adequacy purposes	12,324,400	8.00%	11,937,040	8.00%
To be well capitalized	15,405,500	10.00%	14,921,300	10.00%

Tier 1 capital
(to average assets)
Actual	$21,536,347	10.00%	$20,888,619	10.66%
For capital adequacy purposes	8,613,763	4.00%	7,834,802	4.00%
To be well capitalized	10,767,204	5.00%	9,793,503	5.00%

10.	REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank’s actual capital amounts and ratios are presented in the table below.

	June 30,		December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$17,901,820	11.62%	$17,287,045	11.59%
For capital adequacy purposes	6,932,475	4.50%	6,714,585	4.50%
To be well capitalized	10,013,575	6.50%	9,698,845	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$17,901,820	11.62%	$17,287,045	11.59%
For capital adequacy purposes	9,243,300	6.00%	8,952,780	6.00%
To be well capitalized	12,324,400	8.00%	11,937,040	8.00%

Total capital
(to risk-weighted assets)
Actual	$19,325,381	12.54%	$18,470,306	12.38%
For capital adequacy purposes	12,324,400	8.00%	11,937,040	8.00%
To be well capitalized	15,405,500	10.00%	14,921,300	10.00%

Tier 1 capital
(to average assets)
Actual	$17,901,820	8.31%	$17,287,045	8.83%
For capital adequacy purposes	8,613,585	4.00%	7,834,797	4.00%
To be well capitalized	10,766,982	5.00%	9,793,496	5.00%

11.	COMMITMENTS

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

Off-balance sheet commitments consist of the following:

June 30,
2020
(unaudited)

Commitments to extend credit	$7,755,110
Construction unadvanced funds	5,073,862
Unused lines of credit	10,239,152
Letters of credit	5,163,454

$28,231,578

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At June 30, 2020 and December 31, 2019, fair value measurements were obtained from a third-party pricing service and were not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

12.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2020 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$2,785,154	$-	$2,785,154
Obligations of state and political subdivisions	-	1,289,602	-	1,289,602
Corporate bonds	-	3,927,414	-	3,927,414
Mortgage servicing rights	-	-	517,447	517,447
Impaired loans with reserve	-	-	1,202,765	1,202,765

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$5,281,328	$-	$5,281,328
Obligations of state and political subdivisions	-	1,365,705	-	1,365,705
Corporate bonds	-	3,202,566	-	3,202,566
Mortgage servicing rights	-	-	317,939	317,939
Impaired loans with reserve	-	-	115,304	115,304

June 30, 2020 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$-	$-

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$45,000	$45,000

12.	FAIR VALUE MEASUREMENTS (Continued)

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at			Range
	June 30,		Valuation	(Weighted
	2020	Valuation Techniques	Unobservable Inputs	Average)
	(unaudited)
Other real estate owned	$-	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	1,202,765	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	517,447	Discounted cash flows	Loan prepayment speeds	8.49% - 10.63%
				(9.89)%

	Fair Value at			Range
	December 31,		Valuation	(Weighted
	2019	Valuation Techniques	Unobservable Inputs	Average)

Other real estate owned	$45,000	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	115,304	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	317,939	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.38)%

12.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2020 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$48,984,664	$48,984,664	$48,984,664	$-	$-
Certificates of deposit	4,444,000	4,711,000	-	4,711,000	-
Investment securities:
Available for sale	8,002,170	8,002,170	-	8,002,170	-
Held to maturity	2,839	2,899	-	2,899	-
Loans, net	167,355,029	174,997,029	-	-	174,997,029
Accrued interest receivable	1,153,027	1,153,027	-	1,153,027	-
FHLB Stock	3,651,800	3,651,800	-	-	3,651,800

Financial liabilities:
Deposits	170,478,610	173,954,610	81,684,520	-	92,270,090
FHLB advances	31,374,500	32,894,500	-	32,894,500	-
PPPLF advances	17,307,882	17,321,882	-	17,321,882	-
Accrued interest payable	330,182	330,182	-	330,182	-

	December 31, 2019
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$21,880,788	$21,880,788	$21,880,788	$-	$-
Certificates of deposit	2,465,000	2,576,000	-	2,576,000	-
Investment securities:
Available for sale	9,849,599	9,849,599	-	9,849,599	-
Held to maturity	3,879	3,932	-	3,932	-
Loans, net	156,112,115	163,239,115	-	-	163,239,115
Accrued interest receivable	673,026	673,026	-	673,026	-
FHLB Stock	2,924,600	2,924,600	-	-	2,924,600

Financial liabilities:
Deposits	149,020,729	150,700,557	55,206,337	-	95,494,220
FHLB advances	31,374,500	31,773,500	-	31,773,500	-
Accrued interest payable	331,133	331,133	-	331,133	-

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

FHLB Advances and PPPLF Advances

The fair value of FHLB advances and PPPLF advances is based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended June 30,
	2020	2019
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(77,828)	$33,796

Other comprehensive income (loss) on securities before reclassification, net of tax	212,546	54,607

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	(35,394)

Net other comprehensive income (loss)	212,546	19,213

Accumulated other comprehensive income (loss), end of period	$134,718	$53,009

	Net Unrealized Gain (Loss)
	on Securities
	Six months ended June 30,
	2020	2019
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$(5,421)	$(74,623)

Other comprehensive income (loss) on securities before reclassification, net of tax	168,237	167,601

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(28,098)	(39,969)

Net other comprehensive income (loss)	140,139	127,632

Accumulated other comprehensive income (loss), end of period	$134,718	$53,009

15.	EARNINGS PER SHARE

Earnings per common share for the three and six months ended June 30, 2020 and 2019, are represented in the following tables.

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
	(unaudited)

Net Income	$404,635	$104,570

Shares outstanding for basic EPS:
Average shares outstanding	2,252,231	2,248,315
Less: Average unearned ESOP shares	77,837	82,243
Shares outstanding for basic EPS	2,174,394	2,166,072

Additional dilutive shares	-	220

Shares oustanding for diluted EPS	2,174,394	2,166,292

Basic income per share	$0.19	$0.05
Diluted income per share	$0.19	$0.05

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
	(unaudited)

Net Income	$602,966	$217,283

Shares outstanding for basic EPS:
Average shares outstanding	2,251,515	2,248,282
Less: Average unearned ESOP shares	78,388	82,791
Shares outstanding for basic EPS	2,173,127	2,165,491

Additional dilutive shares	-	683

Shares oustanding for diluted EPS	2,173,127	2,166,174

Basic income per share	$0.28	$0.10
Diluted income per share	$0.28	$0.10

16.	LEASES

Due to the adoption of ASU 2016-02, Leases (Topic 842) on December 31, 2019, the Company completed a comprehensive review and analysis of all its property contracts. As a result of this review, it was determined that the Company leases parking spaces which qualifies as an operating lease. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts, the determination of the lease term and the determination of the discount rate used in calculating the present value of the lease payments. The lease did not include any nonlease components, such as common area maintenance charges, utilities, real estate taxes or insurance. Additionally, the lease did not include any renewal options as of June 30, 2020.

The discount rate utilized in calculating the present value of the remaining lease payments for the lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average lease term and discount rate for the lease outstanding at June 30, 2020.

Operating
Weighted-average remaining term (years)	1.1
Weighted-average discount rate	1.87%

The following table presents the undiscounted cash flows due to operating leases as of June 30, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due:	Operating
Within 1 year	$6,000
After 1 year but within 2 years	500
After 2 years	-
Total undiscounted cash flows	6,500
Discount on cash flows	(71)
Total lease liabilities	$6,429

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of June 30, 2020, the Company had no leases that had a term of 12 months or less. The Company has recorded a right-of-use asset of $6,429 and a lease liability of $6,429 included with premises and equipment and other liabilities, respectively, on the Consolidated Balance Sheet as of June 30, 2020.

Rental expense under operating leases totaled $1,500 for the three months ended June 30, 2020 and 2019, and $3,000 for the six months ended June 30, 2020 and 2019.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2020 and 2019:

		For the three months ended June 30,
Revenue Streams	Point of revenue recognition	2020	2019

Service charges on deposits	At a point in time & over time	$830	$1,699
Electronic banking fees	At a point in time	$11,726	$7,453
Mortgage banking income	At a point in time	$661,223	$71,830

		For the six months ended June 30,
Revenue Streams	Point of revenue recognition	2020	2019

Service charges on deposits	At a point in time & over time	$3,979	$3,429
Electronic banking fees	At a point in time	$20,600	$13,530
Mortgage banking income	At a point in time	$780,395	$148,639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at June 30, 2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding the consolidated financial condition and consolidated results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Coronavirus Update

The coronavirus (COVID-19) pandemic has put health and economic strains across the globe. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity, labor shortages, supply chain interruptions, increased unemployment, and commercial property vacancies – all of which can contribute to default on loan payments. Due to stay-at-home orders and the risks associated with entering a bank branch, COVID-19 can potentially affect the products and services offered by the Bank as well as how those products and services are distributed. Additionally, the Company relies on many third-party vendors such as real estate appraisers, settlement companies, software vendors, and others to deliver products and services. The state of operations at these third-party vendors can affect the ability of the Bank to service its customers. With all of these associated risks, Management has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers, and shareholders that continue through the date of this report:

●	We have addressed the safety of our two branches following the guidelines of the Center for Disease Control and the State of Pennsylvania, pushing most customers to the drive-through when possible, and allowing customers into the branches on an appointment basis.

●	We had moved all regular Board of Directors’ Meetings from physical meetings to virtual meetings during the “red” and “yellow” phases as determined by the State of Pennsylvania. During the “green” phase, all regular Board of Directors’ Meetings have returned to physical meetings.

●	We had limited the number of employees in our locations during the “red” and “yellow” phases. Those employees that could work from home were asked to do so on a rotating basis to keep the number of employees in the office at one time at or below ten. During the “green” phase, all employees are working from their office locations or normal while practicing all of the guidelines of the Center for Disease Control and the State of Pennsylvania.

●	We have provided payment deferrals or interest-only periods on all types of loans to loan customers adversely affected by COVID-19. These modifications were originally in force for 90 days and most have already expired. As of August 12, 2020, we have 64 loans for $9.8 million that are still within their original 90-day period, or have been granted an extension. These modifications have not resulted in classification as Troubled Debt Restructurings, but they are being tracked by management throughout and after the deferral and interest-only phases. Additionally, management has determined to increase many of the qualitative factors used in the calculation of the allowance for loan losses. The table below details the volume and number of loans modified as well as the expiration of their respective modifications as of August 12, 2020.

	Deferrals		Interest-Only		Total
Month of Expiration	Loans	Amount	Loans	Amount	Loans	Amount
August 2020 (1)	31	$3,317,138	1	$31,118	32	$3,348,256
September 2020 (1)	32	$6,419,098	-	$-	32	$6,419,098
Total	63	9,736,236	1	31,118	64	9,767,354

(1)	Modifications may be extended on a month-by-month basis.

●	We are participating in the Paycheck Protection Program (PPP) to assist local businesses in keeping their employees on payroll. As of August 12, 2020, we have originated 340 PPP loans totaling $20.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Coronavirus Update (Continued)

●	The following table provides additional information with respect to the Company’s commercial and industrial and commercial mortgage loans by type at June 30, 2020:

June 30, 2020
Type of Loan	Number of Loans	Balance
		(in thousands)
Energy and construction	26	$8,377

Retail	23	4,159

Restaurants	20	3,551

Hospitality and tourism	14	3,316

Health and other professional services	31	3,175

Residential 1-4 family and mixed use real estate	313	35,296

Commercial real estate	46	10,552

Multi-Family	29	5,949

Commercial construction	10	2,985

Total	512	$77,360

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

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At June 30, 2020, we believe the unrealized losses are primarily a result of increases in market interest rates from the time of purchase. In general, as market interest rates rise, the fair value of securities will decrease; as market interest rates fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets increased by $39.7 million, or 19.6%, from $202.6 million at December 31, 2019 to $242.3 million at June 30, 2020. The increase was primarily attributable to an increase in cash and cash equivalents of $27.1 million, an increase in net loans of $11.2 million, and an increase in certificates of deposit of $2.0 million. Offsetting the increases was a decrease in securities available for sale of $1.8 million, or 18.8%. Funding the growth in assets was an increase in total deposits of $21.5 million and an increase in Paycheck Protection Program Liquidity Facility (PPPLF) advances of $17.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $27.1 million, or 123.9%, to $49.0 million at June 30, 2020 from $21.9 million at December 31, 2019. The increase in cash and cash equivalents was caused by a $29.4 million increase in interest-bearing deposits with other financial institutions, which was offset by a $2.3 million decrease in cash and due from banks. The increase was primarily attributable to an increase in total deposits of $21.5 million as well as an increase in PPPLF advances of $17.3 million.

Net Loans. Net loans increased $11.2 million, or 7.2%, to $167.4 million at June 30, 2020, from $156.1 million at December 31, 2019. This was caused primarily by increases in commercial and industrial loans of $19.7 million. The increase was primarily due to $19.3 million in Paycheck Protection Program loans that were funded during the six months ended June 30, 2020. These increases were offset by decreases in one-to-four family and commercial mortgages of $3.9 million and $4.1 million, respectively. The decrease in one-to-four family and commercial mortgage loans was due to payoffs and repayments outpacing originations as well as the sale of $5.7 million in commercial mortgage loans, with servicing retained. The sale was executed to lessen the concentration of commercial mortgage loans within the Company’s loan portfolio.

Available for Sale Securities. Securities available for sale decreased by $1.8 million or 18.8%, to $8.0 million at June 30, 2020, from $9.8 million at December 31, 2019. The decrease is primarily due to prepayments on mortgage-backed securities, the sale of $1,000,000 in corporate bonds, a $500,000 municipal bond that was called, and $75,000 in municipal bonds that matured. Offsetting these decreases was the purchase of $2.0 million in corporate and municipal bonds.

Deposits. Total deposits increased to $170.5 million at June 30, 2020 from $149.0 million at December 31, 2019. The increase of $21.5 million, or 14.4%, was primarily due to an increase in interest-bearing demand deposits of $19.0 million, or 104.4%. The increase was primarily due to expansion of existing key relationships. Offsetting the increase was a decrease in time deposits of $5.0 million, or 5.4%. As part of our strategic plan, we are focused on growing core deposits and decreasing brokered time deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $31.4 million at both June 30, 2020 and December 31, 2019.

Paycheck Protection Program Liquidity Facility Advances. PPPLF advances increased by $17.3 million to $17.3 million at June 30, 2020. The PPPLF advances are secured by PPP loans and was primarily utilized to directly fund the majority of the PPP loans originated during the period. The PPPLF advances have fixed interest rates and terms that match the term of the underlying secured PPP loans.

Stockholders’ Equity. Stockholders’ equity increased by $788,000, or 3.8%, to $21.7 million at June 30, 2020 from $20.9 million at December 31, 2019. The increase was primarily due to net income of $603,000 for the six-month period, as well as an increase in accumulated other comprehensive income of $140,000. The increase in accumulated other comprehensive income was due to the increases in the fair values of the securities available for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Net Income. Net income increased by $300,000, or 287.0% to $405,000 for the three months ended June 30, 2020, from $105,000 for the three months ended June 30, 2019. The increase was primarily due to an increase in noninterest income of $555,000, or 289.8%, from $192,000 for the three months ended June 30, 2019, to $747,000 for the three months ended June 30, 2020. The increase in noninterest income was primarily due to an increase in gain on sale of loans of $589,000, which was offset by a decrease in gain on sale of securities of $45,000. The increase to noninterest income was offset by an increase in noninterest expense of $135,000. Additionally, net interest income after provision increased $33,000, or 3.1%. The increase was due to an increase of $148,000 in interest income, a decrease of $63,000 in interest expense, and an increase in provision for loan losses of $178,000.

Interest and Dividend Income. Interest and dividend income increased $148,000, or 7.3%, to $2.2 million for the three months ended June 30, 2020, from $2.0 million for the three months ended June 30, 2019. Interest income on loans increased $188,000, or 10.2%. This increase is attributable to an increase in the yield on net loans of 17 basis points from 4.71% for the three months ended June 30, 2019, to 4.88% for the three months ended June 30, 2020. Additionally, interest-income on certificates of deposit held with other financial institutions increased by $20,000. Offsetting these increases were decreases in interest income from interest-bearing deposits with other financial institutions and investment securities of $40,000 and $20,000, respectively.

Interest Expense. Total interest expense decreased $63,000, or 6.9%, to $850,000 for the three months ended June 30, 2020, compared to $913,000 for the three months ended June 30, 2019. The decrease was driven by a $68,000 decrease in interest expense on deposits. The decrease was primarily due to decreases in the average balances of money market accounts and time deposits of $9.5 million and $2.2 million, respectively. Offsetting these decreases was an increase in the average balance of interest-bearing demand accounts of $20.0 million. The yield on average deposits decreased by 43 basis points, from 2.07% for the three months ended June 30, 2019, to 1.64% for the three months ended June 30, 2020, as a result of decreases in market interest rates.

Net Interest Income. Net interest income increased $211,000, or 18.8%, when comparing the two periods. This was due to an increase in interest income of $148,000 when comparing the two periods, while interest expense decreased by $63,000 when comparing the two periods. Average interest-earning assets for the three months ended June 30, 2019 was $185.1 million, and it increased $27.7 million to $212.9 million for the three months ended June 30, 2020, an increase of 15.0%. The interest expense was driven by the decrease in cost of interest-bearing deposits of 43 basis points from 2.07% to 1.64%, as a result of decreases in market interest rates.

Provision for Loan Losses. The provision for loan losses increased $178,000, or 355.6%, to $228,000 for the three months ended June 30, 2020, from $50,000 for the three months ended June 30, 2019. The increase in provision for loan losses was due to the loan payment deferrals due to the COVID-19 pandemic.

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

Non-Interest Income. Non-interest income increased $555,000, or 289.9% to $747,000 for the three months ended June 30, 2020, from $192,000 for the three months ended June 30, 2019. The increase was primarily due to an increase in gain on sale of loans of $589,000, from $72,000 for the three months ended June 30, 2019 to $661,000 for the three months ended June 30, 2020. The increase in gain on sale of loans is due to a high volume of one-to-four mortgage refinances and purchases. This is primarily due to the low interest rate environment during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019 (Continued)

There were also increases in loan servicing fees and earnings on bank-owned life insurance of $7,000 and $6,000, respectively. These increases were offset by a $45,000 decrease in gains on the sale of securities and a decrease in other noninterest income of $3,000.

Non-Interest Expense. Non-interest expense increased $135,000, or 11.6%, to $1.3 million for the three months ended June 30, 2020, compared to $1.2 million for the three months ended June 30, 2019. Occupancy expenses increased $40,000, from $99,000 for the three months ended June 30, 2019, to $139,000 for the three months ended June 30, 2020. There were also increases in professional fees and salaries and employee benefits of $29,000 and $27,000, respectively. Offsetting the increases were decreases in federal deposit insurance, contributions and donations, and data processing expenses of $15,000, $7,000, and $6,000, respectively. Additionally, other noninterest expenses increased by $68,000.

Income Taxes. The Company recorded an income tax provision of $149,000 for the three months ended June 30, 2020, an increase of $153,000, or 3,422.4%, from the tax benefit of $4,000 recorded for the three months ended June, 2019 as a result of an increase in pre-tax income for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2020 was 26.9%.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

Net Income. Net income increased by $386,000, or 177.5% to $603,000 for the six months ended June 30, 2020, from $217,000 for the six months ended June 30, 2019. The increase was primarily due to an increase in noninterest income of $657,000, or 198.5%, from $331,000 for the six months ended June 30, 2019, to $987,000 for the six months ended June 30, 2020. The increase in noninterest income was primarily due to an increase in gain on sale of loans of $644,000, from $136,000 for the six months ended June 30, 2019, to $780,000 for the six months ended June 30, 2020. Additionally, net interest income after provision for loan losses increased by $152,000, from $2.1 million for the six months ended June 30, 2019 to $2.3 million for the six months ended June 30, 2020. These increases were offset by an increase in noninterest expense of $247,000, which was primarily due to an increase in salaries and employee benefits of $122,000.

Interest and Dividend Income. Interest and dividend income increased $226,000, or 5.6%, to $4.3 million for the six months ended June 30, 2020, from $4.1 million for the six months ended June 30, 2019. Interest income on loans increased $244,000, or 6.7%. This increase is attributable to an increase in the yield on net loans of 16 basis points from 4.69% for the six months ended June 30, 2019, to 4.85% for the six months ended June 30, 2020. Interest income on certificates of deposit increased by $34,000. Offsetting these increases were decreases in interest income from investment securities and interest-bearing deposits with other financial institutions of $38,000 and $15,000, respectively.

Interest Expense. Total interest expense decreased $71,000, or 3.8%, to $1.8 million for the six months ended June 30, 2020, compared to $1.8 million for the six months ended June 30, 2019. The decrease was driven by a $63,000 decrease in interest expense on deposits. The decrease was primarily due to decreases in the average balances of certificates of deposit and savings accounts of $1.8 million and $90,000, respectively. These decreases were offset by increases in average balances of interest-bearing demand accounts and money market accounts of $15.5 million and $2.8 million, respectively. The yield on average deposit accounts decreased by 31 basis points from 2.09% for the six months ended June 30, 2019, to 1.78% for the six months ended June 30, 2020, as a result of decreases in market interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019 (Continued)

Net Interest Income. Net interest income increased $297,000, or 13.4%, when comparing the two periods. This was due to an increase in interest income of $226,000 when comparing the two periods, while interest expense decreased by $71,000 when comparing the two periods. Average interest-earning assets for the six months ended June 30, 2019 was $183.2 million, and it increased $24.3 million to $207.5 million for the six months ended June 30, 2020, an increase of 9.5%. The interest expense was driven by the decrease in cost of interest-bearing liabilities of 31 basis points from 2.09% to 1.78%, as a result of decrease in market interest rates.

Provision for Loan Losses. The provision for loan losses increased $145,000, or 151.6%, to $240,000 for the six months ended June 30, 2020, from $96,000 for the six months ended June 30, 2019. The increase in the provision for loan losses was due to the loan payment deferrals due to the COVID-19 pandemic.

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

Non-Interest Income. Non-interest income increased $657,000, or 198.5% to $987,000 for the six months ended June 30, 2020, from $331,000 for the six months ended June 30, 2019. The increase was primarily due to an increase in gain on sale of loans of $644,000, from $136,000 for the six months ended June 30, 2019 to $780,000 for the six months ended June 30, 2020. The increase in gain on sale of loans is due to a high volume of one-to-four mortgage refinances and purchases. This is primarily due to the low interest rate environment during the period. There were also increases in loan servicing fees and earnings on bank-owned life insurance of $15,000, $12,000, respectively. The increases were offset by a decrease in securities gains of $15,000.

Non-Interest Expense. Non-interest expense increased $247,000, or 11.2%, to $2.5 million for the six months ended June 30, 2020, compared to $2.2 million for the six months ended June 30, 2019. Salaries and employee benefits increased $122,000, or 11.5%, to $1.2 million for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019. The increase was due to the addition of staff and yearly pay raises. Professional fees increased by $39,000, from $263,000 for the six months ended June 30, 2019, to $302,000 for the six months ended June 30, 2020. Occupancy expenses increased by $30,000 and other noninterest expense increased by $92,000. Offsetting the increases were decreases in federal deposit insurance, contributions and donations, and date processing of $21,000, $9,000, and $5,000, respectively.

Income Taxes. The Company recorded an income tax provision of $205,000 for the six months ended June 30, 2020, an increase of $176,000, or 611.1%, from the tax provision of $29,000 recorded for the six months ended June 30, 2019 as a result of an increase in pre-tax income for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2020 was 25.4% compared to 11.7% for the six months ended June 30, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management of Market Risk (Continued)

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at June 30, 2020. All estimated changes presented in the table are within the policy limits approved by our board of directors.

Basis Point (“bp”) Change in		Estimated Increase (Decrease) in EVE		EVE as Percent of Economic Value of Assets
Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$17,222	$(2,385)	(12.16)%	7.48%	(0.39)%
+300bp	18,207	(1,400)	(7.14)%	7.75%	(0.13)%
+200bp	19,030	(577)	(2.94)%	7.93%	0.06%
+100bp	19,553	(54)	(0.28)%	7.99%	0.12%
0	19,607	-	0.00%	7.87%	0.00%
-100bp	19,901	294	1.50%	7.85%	(0.03)%

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE ratio represents the EVE divided by the economic value of assets.

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At June 30, 2020, the Company had cash and cash equivalents of $49.0 million. As of June 30, 2020, SSB Bank had $31.4 million in outstanding borrowings from the Federal Home Loan Bank of Pittsburgh and had $85.6 million of total borrowing capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

At June 30, 2020, the Company had $28.2 million of loan commitments outstanding which includes $10.2 million of unused lines of credit, $5.1 million of unadvanced construction funds, $7.8 million of commitments to extend credit, and $5.2 million in letters of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Pittsburgh.

Time deposits due within one year of June 30, 2020 totaled $32.9 million. If these deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at June 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At June 30, 2020, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

Capital Resources. At June 30, 2020, the Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At June 30, 2020:
Long-term debt obligations	$48,682	$13,125	$19,307	$6,250	$10,000

At December 31, 2019:
Long-term debt obligations	$31,375	$7,125	$8,000	$6,250	$10,000

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

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2020, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: August 13, 2020	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: August 13, 2020	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

