Form 10-Q
period 2020-09-30
SSB Bancorp, Inc.
filed 2020-11-13
CIK 1716188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

YES [  ] NO [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 13, 2020, there were 2,279,191 outstanding shares of the registrant’s common stock, of which 1,236,538 shares are owned by SSB Bancorp, MHC.

SSB Bancorp, Inc.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Consolidated Statements of Net Income for the Three Months Ended September 30, 2020 and 2019, and the Nine Months Ended September 30, 2020 and 2019	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2020 and 2019, and the Nine Months Ended September 30, 2020 and 2019	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2020	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

	SIGNATURES	54

Item 1. Financial Statements

SSB Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and due from banks	$7,708,313	$10,610,445
Interest-bearing deposits with other financial institutions	28,455,956	11,270,343
Cash and cash equivalents	36,164,269	21,880,788

Certificates of deposit	3,955,000	2,465,000
Securities available for sale	7,475,676	9,849,599
Securities held to maturity (fair value of $2,422, and $3,932, respectively)	2,374	3,879
Loans	167,382,846	157,295,376
Allowance for loan losses	(1,521,026)	(1,183,261)
Net loans	165,861,820	156,112,115
Accrued interest receivable	1,132,240	673,026
Federal Home Loan Bank stock, at cost	3,849,200	2,924,600
Premises and equipment, net	4,210,761	4,234,676
Bank-owned life insurance	3,317,083	3,249,430
Deferred tax asset, net	251,407	296,955
Other assets	1,134,609	941,669
TOTAL ASSETS	$227,354,439	$202,631,737

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,459,130	$5,519,219
Interest-bearing demand	30,744,537	18,218,407
Money market	36,951,284	30,129,370
Savings	1,911,716	1,314,513
Time	80,731,928	93,839,220
Total deposits	162,798,595	149,020,729

Federal Home Loan Bank advances	24,250,000	31,374,500
Paycheck Protection Program Liquidity Facility advances	17,292,786	-
Advances by borrowers for taxes and insurance	206,674	712,189
Accrued interest payable	288,725	331,133
Other liabilities	317,305	309,988
TOTAL LIABILITIES	205,154,085	181,748,539

STOCKHOLDERS’ EQUITY
Preferred Stock: $0.01 par value per share: 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common Stock: 20,000,000 shares authorized and 2,276,891 shares issued and outstanding at $0.01 par value	22,769	22,769
Paid-in capital	8,740,925	8,707,184
Retained earnings	14,030,864	12,951,846
Unearned Employee Stock Ownership Plan (ESOP)	(760,131)	(793,180)
Accumulated other comprehensive income (loss)	165,927	(5,421)
TOTAL STOCKHOLDERS’ EQUITY	22,200,354	20,883,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,354,439	$202,631,737

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF NET INCOME

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
INTEREST INCOME
Loans, including fees	$1,955,900	$1,927,847	$5,871,635	$5,599,418
Interest-bearing deposits with other financial institutions	41,465	64,691	187,839	225,805
Certificates of deposit	25,260	18,795	70,681	29,993
Investment securities:
Taxable	84,363	88,971	249,355	284,799
Exempt from federal income tax	3,389	6,880	12,165	22,389
Total interest income	2,110,377	2,107,184	6,391,675	6,162,404

INTEREST EXPENSE
Deposits	598,911	738,586	1,952,918	2,155,630
Federal Home Loan Bank advances and other bank obligations	189,969	225,762	604,214	647,510
Total interest expense	788,880	964,348	2,557,132	2,803,140

NET INTEREST INCOME	1,321,497	1,142,836	3,834,543	3,359,264
Provision for loan losses	99,999	53,000	340,299	148,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,221,498	1,089,836	3,494,244	3,210,764

NONINTEREST INCOME
Securities gains, net	-	-	35,567	50,593
Gain on sale of loans	629,200	85,485	1,409,595	221,946
Loan servicing fees	69,098	42,485	164,211	122,162
Earnings on bank-owned life insurance	22,838	16,549	67,652	49,112
Other	22,854	13,862	54,402	45,409
Total noninterest income	743,990	158,381	1,731,427	489,222

NONINTEREST EXPENSE
Salaries and employee benefits	676,328	518,544	1,858,570	1,579,202
Occupancy	87,067	94,440	316,965	294,278
Professional fees	151,694	167,427	453,826	430,712
Federal deposit insurance	45,000	44,500	133,000	153,500
Data processing	119,427	119,227	320,925	326,123
Director fees	35,995	33,194	99,583	97,142
Contributions and donations	14,775	16,750	42,075	53,469
Other	189,434	133,963	547,115	399,295
Total noninterest expense	1,319,720	1,128,045	3,772,059	3,333,721

Income before income taxes	645,768	120,172	1,453,612	366,265
Provision for income taxes	169,716	30,619	374,594	59,429

NET INCOME	$476,052	$89,553	$1,079,018	$306,836

EARNINGS PER COMMON SHARE
Basic	$0.22	$0.04	$0.50	$0.14
Diluted	$0.22	$0.04	$0.50	$0.14

AVERAGE COMMON SHARES OUTSTANDING
Basic	2,176,919	2,167,659	2,174,400	2,166,221
Diluted	2,176,919	2,167,659	2,174,400	2,166,442
DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-
COMPREHENSIVE INCOME	$507,261	$49,448	$1,250,366	$394,363

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Net income	$476,052	$89,553	$1,079,018	$306,836
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	39,505	(50,766)	252,463	161,387
Income tax effect	(8,296)	10,661	(53,017)	(33,891)

Reclassification adjustment for net securities (gains) losses recognized in income	-	-	(35,567)	(50,593)
Income tax effect included in provision for income taxes	-	-	7,469	10,624

Other comprehensive income (loss), net of tax	31,209	(40,105)	171,348	87,527

Total comprehensive income	$507,261	$49,448	$1,250,366	$394,363

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock	Paid-in capital	Retained earnings	Unearned Employee Stock Ownership Plan	Accumulated other comprehensive (gain) loss	Total
Balance as of January 1, 2019	$22,483	$8,692,971	$12,515,501	$(837,245)	$(74,623)	$20,319,087
Net income	-	-	436,345	-	-	436,345
Other comprehensive income	-	-	-	-	69,202	69,202
Refund on offering expenses	-	1,005	-	-	-	1,005
Stock compensation plan	286	20,875	-		-	21,161
Amortization of ESOP	-	(7,667)	-	44,065	-	36,398

Balance as of January 1, 2020	22,769	8,707,184	12,951,846	(793,180)	(5,421)	20,883,198
Net income	-	-	1,079,018	-	-	1,079,018
Other comprehensive income	-	-	-	-	171,348	171,348
Stock compensation plan	-	43,050	-	-	-	43,050
Amortization of ESOP	-	(9,309)	-	33,049	-	23,740

Balance as of September 30, 2020	$22,769	$8,740,925	$14,030,864	$(760,131)	$165,927	$22,200,354

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2020	2019
	(unaudited)
OPERATING ACTIVITIES
Net income	$1,079,018	$306,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	340,299	148,500
Depreciation	178,488	127,543
Net amortization of investment securities	82,023	30,163
Loss (gain) on sale of portfolio loans	(85,758)	12,178
Origination of loans held for sale	(38,676,995)	(8,340,950)
Proceeds from sale of loans	40,086,590	8,575,074
Gain on sale of loans	(1,409,595)	(234,124)
Gain on other real estate owned	-	(380)
Amortization (accretion) of net deferred loan origination costs	(27,171)	52,832
Gain on sale of investments	(35,567)	(50,593)
Increase in accrued interest receivable	(459,214)	(36,602)
Increase (decrease) in accrued interest payable	(42,408)	31,055
Stock compensation expense	43,050	9,662
Amortization of ESOP	23,740	27,827
Increase in bank owned life insurance	(67,653)	(49,112)
Other, net	(234,978)	255,282
Net cash provided by operating activities	793,869	865,191

INVESTING ACTIVITIES
Purchase of certificates of deposit	(1,979,000)	(2,217,000)
Redemption of certificates of deposit	489,000	348,000
Investment securities available for sale:
Purchases	(2,596,548)	(3,582,107)
Proceeds from sales	1,044,000	2,943,675
Proceeds from principal repayments, calls, and maturities	4,096,911	1,303,279
Investment securities held to maturity:
Proceeds from principal repayments, calls, and maturities	1,505	1,878
Redemption of Federal Home Loan Bank stock	610,800	168,200
Purchase of Federal Home Loan Bank stock	(1,535,400)	(362,500)
Purchases of loans	(8,903,507)	(2,388,950)
Decrease (increase) in loans receivable, net	(6,876,509)	(2,072,356)
Proceeds from sale of portfolio loans	5,802,941	3,569,527
Proceeds from sale of other real estate owned	44,397	60,312
Net cash (used in) investing activities	(9,951,025)	(2,293,807)

FINANCING ACTIVITIES
Increase in deposits, net	13,777,866	11,920,071
Decrease in advances by borrowers for taxes and insurance	(505,515)	(292,971)
Proceeds from PPPLF advances	17,307,882	-
Repayment of PPPLF advances	(15,096)	-
Refund on offering expenses	-	1,005
Repayment of Federal Home Loan Bank advances	(7,124,500)	-
Net cash provided by financing activities	23,440,637	11,628,105

Increase in cash and cash equivalents	14,283,481	10,199,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,880,788	9,034,070

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,164,269	$19,233,559

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,514,724	$2,772,085
Income taxes	256,000	-

Noncash investing activities:
Loans held for investment transferred to loans held for sale	5,717,183	3,581,705

See accompanying notes to the unaudited consolidated financial statements.

SSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The interim consolidated financial statements at September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments reflected in the accompanying interim financial statements. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period. The financial statements at December 31, 2019, are derived from the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $4,957 and operating lease liabilities of $4,957 as of September 30, 2020. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statement. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 16 – Leases.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale are as follows:

	September 30, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$2,231,569	$6,110	$(6,662)	$2,231,017
Obligations of state and political subdivisions	1,254,735	38,580	-	1,293,315
Corporate bonds	3,779,740	171,604	-	3,951,344
Total	$7,266,044	$216,294	$(6,662)	$7,475,676

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$5,303,817	$19,894	$(42,383)	$5,281,328
Obligations of state and political subdivisions	1,363,535	2,174	(4)	1,365,705
Corporate bonds	3,189,510	24,963	(11,907)	3,202,566
Total	$9,856,862	$47,031	$(54,294)	$9,849,599

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

	September 30, 2020 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$100,008	100,169
Due after one year through five years	1,839,162	1,886,613
Due after five years through ten years	3,125,461	3,287,985
Due after ten years	2,201,413	2,200,909
Total	$7,266,044	$7,475,676

3.	SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of investment securities in the three months ended September 30, 2020, or in the three months ended September 30, 2019.

For the nine months ended September 30, 2020, there were 2 corporate bonds sold with a total amortized cost of $1,008,433 and an associated gain on sale of $35,567. The proceeds of the sale were $1,044,000. For the nine months ended September 30, 2019, there were 6 corporate bonds sold with a total amortized cost of $2,751,221 and an associated gain on sale of $49,454. The proceeds of the sale were $2,800,675. There was also 1 municipal bond sold with an amortized cost of $141,861 and an associated gain on sale of $1,139. The proceeds of the sale were $143,000.

4.	SECURITIES HELD TO MATURITY

The amortized cost, gross unrealized gains and losses, and fair values of securities held to maturity are as follows:

	September 30, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$2,374	$48	$-	$2,422
Total	$2,374	$48	$-	$2,422

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities in government-sponsored entities	$3,879	$53	$-	$3,932
Total	$3,879	$53	$-	$3,932

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

	September 30, 2020 (unaudited)
	Amortized	Fair
	Cost	Value

Due within one year or less	$665	$665
Due after one year through five years	640	648
Due after five years through nine years	1,069	1,109

Total	$2,374	$2,422

5.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

September 30, 2020 (unaudited)
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$1,747,155	$(6,662)	$-	$-	$1,747,155	$(6,662)
Obligations of state and political subdivisions	-	-	-	-	-	-
Corporate bonds	-	-	-	-	-	-
Total	$1,747,155	$(6,662)	$-	$-	$1,747,155	$(6,662)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities in government-sponsored entities	$3,005,336	$(40,992)	$273,818	$(1,391)	$3,279,154	$(42,383)
Obligations of state and political subdivisions	24,996	(4)	-	-	24,996	(4)
Corporate bonds	2,068,955	(11,907)	-	-	2,068,955	(11,907)
Total	$5,099,287	$(52,903)	$273,818	$(1,391)	$5,373,105	$(54,294)

Management reviews the Company’s investment positions monthly. There were 6 investments that were temporarily impaired as of September 30, 2020, with aggregate depreciation of 0.1 percent of the Company’s amortized cost basis. There were 11 investments that were temporarily impaired as of December 31, 2019, with aggregate depreciation of 0.6 percent of the Company’s amortized cost basis. Management has asserted that at September 30, 2020 and December 31, 2019, the declines disclosed in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The Company has concluded that any impairment of its investment securities portfolio disclosed in the above table is not other-than-temporary and the declines are the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

6.	LOANS

The Company’s loan portfolio summarized by category is as follows:

	September 30,	December 31,
	2020	2019
	(unaudited)
Mortgage loans:
One-to-four family	$67,431,099	$70,511,775
Commercial	49,890,849	57,117,861
	117,321,948	127,629,636

Commercial and industrial	44,389,902	23,990,540
Consumer	6,114,586	5,690,941
	167,826,436	157,311,117

Third-party loan acquisition and other net origination costs	(310,452)	147,441
Discount on loans previously held for sale	(133,138)	(163,182)
Allowance for loan losses	(1,521,026)	(1,183,261)

Total	$165,861,820	$156,112,115

The Company’s primary business activity is with customers located in Pittsburgh and surrounding communities. The Company’s loan portfolio consists predominantly of one-to-four family mortgage and commercial mortgage loans. These loans are typically secured by first-lien positions on the respective real estate properties and are subject to the Company’s underwriting policies.

During the normal course of business, the Company may sell a portion of a loan as a participation loan in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. The Company sold $13.8 million and $9.9 million in participation loans as of September 30, 2020 and December 31, 2019, respectively, to other financial institutions. The increase was due to a $5.7 million loan pool that was participated during the nine months ended September 30, 2020. As of September 30, 2020, and December 31, 2019, all these loans were being serviced by the Company.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the three and nine months ended September 30, 2020 (unaudited) and 2019 (unaudited), respectively:

	Mortgage		Commercial	Consumer
Three months ended	One-to-Four	Mortgage	and	and
September 30, 2020:	Family	Commercial	Industrial	HELOC	Total
Allowance for loan losses:
Beginning balance	$621,527	$442,659	$291,790	$67,585	$1,423,561
Charge-offs	-	-	-	(2,534)	(2,534)
Recoveries	-	-	-	-	-
Provision (credit)	83,118	10,310	(1,053)	7,624	99,999
Ending balance	$704,645	$452,969	$290,737	$72,675	$1,521,026

Three months ended September 30, 2019:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$446,697	$386,720	$276,496	$47,196	$1,157,109
Charge-offs	-	-	(50,652)	-	(50,652)
Recoveries	-	-	-	-	-
Provision (credit)	(28,069)	106,147	(4,155)	(20,923)	53,000
Ending balance	$418,628	$492,867	$221,689	$26,273	$1,159,457

Nine months ended September 30, 2020:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$543,090	$443,897	$170,769	$25,505	$1,183,261
Charge-offs	-	-	-	(2,534)	(2,534)
Recoveries	-	-	-	-	-
Provision (credit)	161,555	9,072	119,968	49,704	340,299
Ending balance	$704,645	$452,969	$290,737	$72,675	$1,521,026

Nine months ended September 30, 2019:	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
Allowance for loan losses:
Beginning balance	$422,539	$393,900	$263,721	$44,765	$1,124,925
Charge-offs	(28,268)	(22,932)	(50,652)	(13,189)	(115,041)
Recoveries	-	-	1,073	-	1,073
Provision (credit)	24,357	121,899	7,547	(5,303)	148,500
Ending balance	$418,628	$492,867	$221,689	$26,273	$1,159,457

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the loan portfolio and allowance for loan losses by the primary segments of the loan portfolio as of September 30, 2020 (unaudited), and December 31, 2019.

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
September 30, 2020
Allowance for loan losses:
Loans deemed impaired	$226,509	$40,029	$-	$8,607	$275,145

Loans not deemed impaired	478,136	412,940	290,737	64,068	1,245,881

Ending Balance	$704,645	$452,969	$290,737	$72,675	$1,521,026

September 30, 2020
Loans:
Loans deemed impaired	$3,666,672	$2,603,114	$1,618,200	$150,092	$8,038,078

Loans not deemed impaired	63,764,427	47,287,735	42,771,702	5,964,494	159,788,358

Ending Balance	$67,431,099	$49,890,849	$44,389,902	$6,114,586	$167,826,436

	Mortgage One-to-Four Family	Mortgage Commercial	Commercial and Industrial	Consumer and HELOC	Total
December 31, 2019
Allowance for loan losses:
Loans deemed impaired	$43,180	$-	$-	$-	$43,180

Loans not deemed impaired	499,910	443,897	170,769	25,505	1,140,081

Ending Balance	$543,090	$443,897	$170,769	$25,505	$1,183,261

December 31, 2019
Loans:
Loans deemed impaired	$3,912,297	$2,472,890	$1,398,286	$188,060	$7,971,533

Loans not deemed impaired	66,599,478	54,644,971	22,592,254	5,502,881	149,339,584

Ending Balance	$70,511,775	$57,117,861	$23,990,540	$5,690,941	$157,311,117

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present impaired loans by class as of September 30, 2020, and December 31, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary.

	September 30, 2020 (unaudited)			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,153,472	$2,669,430	$-	$3,753,813	$3,785,265	$-
Commercial	1,597,110	1,606,218	-	2,472,890	2,497,469	-
Commercial and Industrial	1,618,200	1,635,286	-	1,398,286	1,465,938	-
Consumer and HELOC	150,092	158,341	-	188,060	194,255	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,513,200	1,515,745	226,509	158,484	158,547	43,180
Commercial	1,006,004	1,034,020	40,029	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and HELOC	-	-	8,607	-	-	-

Total mortgage loans:
One-to-four family	3,666,672	4,185,175	226,509	3,912,297	3,943,812	43,180
Commercial	2,603,114	2,640,238	40,029	2,472,890	2,497,469	-
Commercial and Industrial	1,618,200	1,635,286	-	1,398,286	1,465,938	-
Consumer and HELOC	150,092	158,341	8,607	188,060	194,255	-

Total	$8,038,078	$8,619,040	$275,145	$7,971,533	$8,101,474	$43,180

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,169,928	$25,242	$3,592,680	$12,468
Commercial	1,589,065	22,583	2,292,069	13,511
Commercial and industrial	1,618,200	24,105	541,458	-
Consumer and HELOC	151,268	1,209	6,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,514,346	16,457	161,372	766
Commercial	985,620	7,500	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	-	-	-	-

Total mortgage loans:
One-to-four family	3,684,274	41,699	3,754,052	13,234
Commercial	2,574,685	30,083	2,292,069	13,511
Commercial and industrial	1,618,200	24,105	541,458	-
Consumer and HELOC	151,268	1,209	6,195	-

Total	$8,028,427	$97,096	$6,593,774	$26,745

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	(unaudited)		(unaudited)
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no allowance recorded:
Mortgage loans:
One-to-four family	$2,329,534	$43,041	$2,655,914	$42,401
Commercial	1,553,074	59,962	2,044,432	37,417
Commercial and industrial	1,618,257	88,600	284,259	-
Consumer and HELOC	153,595	4,752	6,195	-

With an allowance recorded:
Mortgage loans:
One-to-four family	1,474,758	34,873	163,879	2,372
Commercial	968,159	7,500	-	-
Commercial and industrial	-	-	-	-
Consumer and HELOC	16,146	-	-	-

Total mortgage loans:
One-to-four family	3,804,292	77,914	2,819,793	44,773
Commercial	2,521,233	67,462	2,044,432	37,417
Commercial and industrial	1,618,257	88,600	284,259	-
Consumer and HELOC	169,741	4,752	6,195	-

Total	$8,113,523	$238,728	$5,154,679	$82,190

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Aging Analysis of Past-Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories at the dates indicated:

	September 30, 2020 (unaudited)
	30-59 Days	60-89 Days Past	90 Days or Greater	Total Past		Total Loans	90 Days or Greater Past Due And
	Past Due	Due	Past Due	Due	Current	Receivable	Still Accruing

Mortgage loans:
One-to-four family	$296,689	-	1,136,268	1,432,957	$65,998,142	$67,431,099	$-
Commercial	665,250	-	848,685	1,513,935	48,376,914	49,890,849	656,176
Commercial and industrial	-	-	220,000	220,000	44,169,902	44,389,902	-
Consumer and HELOC	87,015	-	-	87,015	6,027,571	6,114,586	-
Total	$1,048,954	$-	$2,204,953	$3,253,907	$164,572,529	$167,826,436	$656,176

	December 31, 2019
			90 Days				90 Days or
	30-59 Days	60-89 Days	or Greater	Total Past		Total Loans	Greater Still
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing

Mortgage loans:
One-to-four family	$338,997	856,490	1,799,005	2,994,492	$67,517,283	$70,511,775	$-
Commercial	280,198	138,256	823,417	1,241,871	55,875,990	57,117,861	645,201
Commercial and industrial	32,261	220,000	-	252,261	23,738,279	23,990,540	-
Consumer and HELOC	4,512	-	38,864	43,376	5,647,565	5,690,941	-
Total	$655,968	$1,214,746	$2,661,286	$4,532,000	$152,779,117	$157,311,117	$645,201

The decrease in total past due of $1.3 million from December 31, 2019 to September 30, 2020 was primarily due to addition of personnel specializing in collections. The volume of past-due loans has been trending downward since the hiring of the new personnel.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the loans on nonaccrual status, by class, at the dates indicated:

	September 30,	December 31,
	2020	2019
	(unaudited)
Mortgage loans:
One-to-four family	$1,743,765	$2,045,845
Commercial	249,375	1,055,876
Commercial and industrial	219,914	74,864
Consumer and HELOC	896	38,864
Total	$2,213,950	$3,215,449

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to their credit risk. The Company uses a nine-grade internal loan rating system for commercial mortgage loans and commercial and industrial loans as follows:

●	Loans rated 1, 2, 3, 4, and 5: Loans in these categories are considered “pass” rated loans with low to average risk.
●	Loans rated 6: Loans in this category are considered “special mention.” These loans have a potential weakness that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Loans rated 7: Loans in this category are considered “substandard.” These loans have a well-defined weakness based on objective evidence that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Loans rated 8: Loans in this category are considered “doubtful” and have all the weaknesses inherent in a loan rated 7. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.
●	Loans rated 9: Loans in this category are considered “loss” and are considered to be uncollectible or of such value that continuance as an asset is not warranted.

7.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The risk category of loans by class is as follows at the dates indicated:

	September 30, 2020 (unaudited)		December 31, 2019
	Mortgage	Commercial and	Mortgage	Commercial and
	Commercial	Industrial	Commercial	Industrial

Loans rated 1 - 5	$47,426,565	$42,704,132	$54,749,767	$23,848,823
Loans rated 6	16,285	1,543,337	24,658	-
Loans rated 7	2,447,999	142,433	2,343,436	141,717
Ending balance	$49,890,849	$44,389,902	$57,117,861	$23,990,540

There were no loans classified as doubtful or loss at September 30, 2020, or December 31, 2019.

For one-to-four family mortgage loans and consumer and HELOC loans, the Company evaluates credit quality based on whether the loan is considered to be performing or nonperforming. Loans are generally considered to be nonperforming when they are placed on nonaccrual or become 90 days past due. The following table presents the balances of loans by class based on payment performance:

	September 30, 2020 (unaudited)		December 31, 2019
	Mortgage	Consumer	Mortgage	Consumer
	One-to-Four	and	One-to-Four	and
	Family	HELOC	Family	HELOC

Performing	$65,687,334	$6,113,690	$68,465,930	$5,652,077
Nonperforming	1,743,765	896	2,045,845	38,864
Total	$67,431,099	$6,114,586	$70,511,775	$5,690,941

Troubled Debt Restructurings

There was one loan modified as a troubled debt restructuring during the nine months ended September 30, 2020. The loan was a one-to-four family mortgage loan with a balance of $323,140 at the date of the modification. The concession granted by the Company was an extension of the maturity date and a decrease in the interest rate. There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2019.

As of September 30, 2020, and December 31, 2019, the Company allocated $204,202 and $43,180, respectively, within the allowance for loan losses related to all loans modified as troubled debt restructurings.

The Company had three loans modified as a troubled debt restructuring in the preceding 12 months that subsequently defaulted in the nine months ended September 30, 2020. The three defaulted troubled debt restructurings are commercial and industrial loans totaling $1,323,422. As of September 30, 2020, the three commercial and industrial loans were classified as “special mention,” which classification carries greater weight when calculating the allowance for loan losses. At September 30, 2020, management believes a full recovery of principal will be made on these loans.

The Company had no loans modified as troubled debt restructurings in the preceding 12 months that subsequently defaulted in the three months ended September 30, 2020.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. During the three and nine months ended September 30, 2020, the Company recognized $7,678 and $23,740, respectively, in compensation expense.

9.	STOCK COMPENSATION PLAN

In May 2019, the Company’s board of directors adopted, and the Company’s shareholders approved, the SSB Bancorp, Inc. 2019 Equity Incentive Plan (the “Plan”) authorizing the grant of options or restricted stock covering 154,229 shares of common stock. The maximum number of shares of stock that may be delivered under the Plan pursuant to the exercise of stock options is 110,164 and the maximum number of shares of stock that may be issued as restricted stock awards, restricted stock units, and performances shares is 44,065. Under the Plan, options or restricted stock can be granted to directors, officers, and employees that provide services to the Company, as selected by the compensation committee of the Board. The option price at which a granted stock option may be exercised will not be less than 100% of the fair market value per share of common stock on the grant date. The maximum term of any option granted under the Plan cannot exceed 10 years.

On May 23, 2019, 11,015 shares of restricted stock and 27,540 stock options were awarded to directors under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year and the vesting commenced on May 23, 2020, and the related expense is being recognized straight-line over the 60-month period. Additionally, on November 20, 2019, 17,626 shares of restricted stock and 44,066 stock options were awarded to certain executives under the Plan. The shares of restricted stock and stock options vest at a rate of 20% per year commencing on November 20, 2020, and the related expense is being recognized straight-line over the 60-month period. At September 30, 2020, there were 15,424 shares of stock and 38,558 stock options available to be issued under the Plan.

9.	STOCK COMPENSATION PLAN (Continued)

The following tables summarize transactions regarding the restricted stock under the Plan for the three and nine months ended September 30, 2020.

Three months ended
September 30, 2020
Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at July 1, 2020	26,438	$7.85
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares at September 30, 2020	26,438	7.85

	Nine months ended
	September 30, 2020
		Weighted average
	Number of	grant date price
	restricted shares	per share
Non-vested shares at January 1, 2020	28,641	$7.89
Granted	-	-
Vested	2,203	8.35
Forfeited	-	-
Non-vested shares at September 30, 2020	26,438	7.85

9.	STOCK COMPENSATION PLAN (Continued)

A summary of the status of the awarded stock options at September 30, 2020, and changes during the three and nine months ended September 30, 2020 is presented in the tables and narrative following:

	Three months ended
	September 30, 2020
	Shares	Weighted Average Exercise Price		Weighted Average Fair Value
Outstanding at July 1, 2020	71,606		$7.89	$0.95
Granted	-		-	-
Exercised	-		-	-
Forfeited	-		-	-
Outstanding at September 30, 2020	71,606		7.89	0.95
Exercisable at September 30, 2020	5,508		8.35	0.97
Weighted average of options granted in current year	-	$	N/A	N/A

	Nine months ended
	September 30, 2020
	Shares	Weighted Average Exercise Price		Weighted Average Fair Value
Outstanding at January 1, 2020	71,606		$7.89	$0.95
Granted	-		-	-
Exercised	-		-	-
Forfeited	-		-	-
Outstanding at September 30, 2020	71,606		7.89	0.95
Exercisable at September 30, 2020	5,508		8.35	0.97
Weighted average of options granted in current year	-	$	N/A	N/A

At September 30, 2020, 5,508 of the 71,606 options outstanding were exercisable. Of the 66,098 options that are not yet exercisable, 22,032 have an exercise price of $8.35, and 44,066 have an exercise price of $7.60. The weighted average remaining contractual life of the 71,606 options is 9.0 years. The fair value of each option grant is estimated on the date of grant using the Binomial or Black-Scholes option pricing model. There were no shares granted during the three months or nine months ended September 30, 2020.

The Company uses the modified prospective method for accounting for stock-based compensation. The Company recognized $11,000 and $34,000 of pretax compensation expense related to restricted stock awards in the three and nine months ended September 30, 2020, respectively. The Company recognized $3,000 and $9,000 of pretax compensation expense related to stock option awards in the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was $176,000 of unrecognized compensation expense related to restricted stock awards, and $48,000 of unrecognized compensation expense related to stock option awards, that will be recognized over the remaining vesting periods.

No stock options had been exercised as of September 30, 2020.

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

As of September 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes that the Bank meets all capital adequacy requirements to which it is subject. Although the Company is not subject to regulatory capital requirements because its total consolidated assets are less than $3.0 billion, the Company’s actual capital amounts and ratios are presented in the table below.

	September 30,		December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$22,034,427	14.47%	$20,888,619	14.00%
For capital adequacy purposes	6,850,305	4.50%	6,714,585	4.50%
To be well capitalized	9,894,885	6.50%	9,698,845	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$22,034,427	14.47%	$20,888,619	14.00%
For capital adequacy purposes	9,133,740	6.00%	8,952,780	6.00%
To be well capitalized	12,178,320	8.00%	11,937,040	8.00%

Total capital
(to risk-weighted assets)
Actual	$23,555,453	15.47%	$22,071,880	14.79%
For capital adequacy purposes	12,178,320	8.00%	11,937,040	8.00%
To be well capitalized	15,222,900	10.00%	14,921,300	10.00%

Tier 1 capital
(to average assets)
Actual	$22,034,427	9.85%	$20,888,619	10.66%
For capital adequacy purposes	8,950,287	4.00%	7,834,802	4.00%
To be well capitalized	11,187,859	5.00%	9,793,503	5.00%

10.	REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank’s actual capital amounts and ratios are presented in the table below.

	September 30,		December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(unaudited)
Common Equity Tier 1 capital
(to risk-weighted assets)
Actual	$18,384,574	12.08%	$17,287,045	11.59%
For capital adequacy purposes	6,850,305	4.50%	6,714,585	4.50%
To be well capitalized	9,894,885	6.50%	9,698,845	6.50%

Tier 1 capital
(to risk-weighted assets)
Actual	$18,384,574	12.08%	$17,287,045	11.59%
For capital adequacy purposes	9,133,740	6.00%	8,952,780	6.00%
To be well capitalized	12,178,320	8.00%	11,937,040	8.00%

Total capital
(to risk-weighted assets)
Actual	$19,905,600	13.08%	$18,470,306	12.38%
For capital adequacy purposes	12,178,320	8.00%	11,937,040	8.00%
To be well capitalized	15,222,900	10.00%	14,921,300	10.00%

Tier 1 capital
(to average assets)
Actual	$18,384,574	8.22%	$17,287,045	8.83%
For capital adequacy purposes	8,950,109	4.00%	7,834,797	4.00%
To be well capitalized	11,187,637	5.00%	9,793,496	5.00%

11.	COMMITMENTS

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

Off-balance sheet commitments consist of the following:

September 30,
2020
(unaudited)

Commitments to extend credit	$9,065,490
Construction unadvanced funds	5,167,309
Unused lines of credit	10,266,618
Letters of credit	4,776,766

$29,276,183

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

Fair values for securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique that is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Fair values of securities determined by quoted prices in active markets, when available, are classified as Level I. At September 30, 2020 and December 31, 2019, fair value measurements were obtained from a third-party pricing service and were not adjusted by management. Transfers are recognized at the end of the reporting period, as applicable.

12.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present the assets reported on the balance sheets at their fair value by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2020 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$2,231,017	$-	$2,231,017
Obligations of state and political subdivisions	-	1,293,315	-	1,293,315
Corporate bonds	-	3,951,344	-	3,951,344
Mortgage servicing rights	-	-	610,399	610,399
Impaired loans with reserve	-	-	2,244,058	2,244,058

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a recurring basis:
Mortgage-backed securities in government-sponsored entities	$-	$5,281,328	$-	$5,281,328
Obligations of state and political subdivisions	-	1,365,705	-	1,365,705
Corporate bonds	-	3,202,566	-	3,202,566
Mortgage servicing rights	-	-	317,939	317,939
Impaired loans with reserve	-	-	115,304	115,304

September 30, 2020 (unaudited)
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$-	$-

	December 31, 2019
	Level I	Level II	Level III	Total

Fair value measurements on a nonrecurring basis:
Other real estate owned	$-	$-	$45,000	$45,000

12.	FAIR VALUE MEASUREMENTS (Continued)

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

Level III Inputs

The following table provides the significant unobservable inputs used in the fair value measurement process for items valued using Level III techniques:

	Fair Value at		Valuation	Range
	September 30,	Valuation	Unobservable	(Weighted
	2020	Techniques	Inputs	Average)
	(unaudited)
Other real estate owned	$-	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	2,244,058	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	610,399	Discounted cash flows	Loan prepayment speeds	8.49% - 10.63%
				(10.02)%

	Fair Value at		Valuation	Range
	December 31,	Valuation	Unobservable	(Weighted
	2019	Techniques	Inputs	Average)

Other real estate owned	$45,000	Appraised collateral values	Discount for time since appraisal	10%
				(10)%
			Selling costs	10%
				(10)%
Impaired loans with reserve	115,304	Discounted cash flows	Discount for evaluation	10%
				(10)%
			Selling costs	10%
				(10)%
Mortgage servicing rights	317,939	Discounted cash flows	Loan prepayment speeds	8.49%-10.52%
				(9.38)%

12.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2020 (unaudited)
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$36,164,269	$36,164,269	$36,164,269	$-	$-
Certificates of deposit	3,955,000	4,187,000	-	4,187,000	-
Investment securities:
Available for sale	7,475,676	7,475,676	-	7,475,676	-
Held to maturity	2,374	2,422	-	2,422	-
Loans, net	165,861,820	174,018,820	-	-	174,018,820
Accrued interest receivable	1,132,240	1,132,240	-	1,132,240	-
FHLB Stock	3,849,200	3,849,200	-	-	3,849,200

Financial liabilities:
Deposits	162,798,595	166,010,595	82,066,667	-	83,943,928
FHLB advances	24,250,000	25,702,000	-	25,702,000	-
PPPLF advances	17,292,786	17,318,786	-	17,318,786	-
Accrued interest payable	288,725	288,725	-	288,725	-

	December 31, 2019
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$21,880,788	$21,880,788	$21,880,788	$-	$-
Certificates of deposit	2,465,000	2,576,000	-	2,576,000	-
Investment securities:
Available for sale	9,849,599	9,849,599	-	9,849,599	-
Held to maturity	3,879	3,932	-	3,932	-
Loans, net	156,112,115	163,239,115	-	-	163,239,115
Accrued interest receivable	673,026	673,026	-	673,026	-
FHLB Stock	2,924,600	2,924,600	-	-	2,924,600

Financial liabilities:
Deposits	149,020,729	150,700,557	55,206,337	-	95,494,220
FHLB advances	31,374,500	31,773,500	-	31,773,500	-
Accrued interest payable	331,133	331,133	-	331,133	-

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Net Unrealized Gain (Loss)
	on Securities
	Three months ended September 30,
	2020	2019
	(unaudited)
Accumulated other comprehensive income (loss), beginning of period	$134,718	$53,009

Other comprehensive income (loss) on securities before reclassification, net of tax	31,209	(40,105)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	-

Net other comprehensive income (loss)	31,209	(40,105)

Accumulated other comprehensive income (loss), end of period	$165,927	$12,904

	Net Unrealized Gain (Loss)
	on Securities
	Nine months ended September 30,
	2020	2019
	(unaudited)

Accumulated other comprehensive income (loss), beginning of period	$(5,421)	$(74,623)

Other comprehensive income (loss) on securities before reclassification, net of tax	199,446	127,496

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(28,098)	(39,969)

Net other comprehensive income (loss)	171,348	87,527

Accumulated other comprehensive income (loss), end of period	$165,927	$12,904

15.	EARNINGS PER SHARE

Earnings per common share for the three and nine months ended September 30, 2020 and 2019, are represented in the following tables.

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
	(unaudited)

Net Income	$476,052	$89,553

Shares outstanding for basic EPS:
Average shares outstanding	2,253,658	2,248,805
Less: Average unearned ESOP shares	76,739	81,146

Shares outstanding for basic EPS	2,176,919	2,167,659
Additional dilutive shares	-	-

Shares oustanding for diluted EPS	2,176,919	2,167,659

Basic income per share	$0.22	$0.04
Diluted income per share	$0.22	$0.04

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
	(unaudited)

Net Income	$1,079,018	$306,836

Shares outstanding for basic EPS:
Average shares outstanding	2,252,234	2,248,458
Less: Average unearned ESOP shares	77,834	82,237

Shares outstanding for basic EPS	2,174,400	2,166,221
Additional dilutive shares	-	221

Shares oustanding for diluted EPS	2,174,400	2,166,442

Basic income per share	$0.50	$0.14
Diluted income per share	$0.50	$0.14

16.	LEASES

Due to the adoption of ASU 2016-02, Leases (Topic 842) on December 31, 2019, the Company completed a comprehensive review and analysis of all its property contracts. As a result of this review, it was determined that the Company leases parking spaces which qualifies as an operating lease. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts, the determination of the lease term and the determination of the discount rate used in calculating the present value of the lease payments. The lease did not include any nonlease components, such as common area maintenance charges, utilities, real estate taxes or insurance. Additionally, the lease did not include any renewal options as of September 30, 2020.

The discount rate utilized in calculating the present value of the remaining lease payments for the lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average lease term and discount rate for the lease outstanding at September 30, 2020.

Operating
Weighted-average remaining term (years)	0.8
Weighted-average discount rate	1.87%

The following table presents the undiscounted cash flows due to operating leases as of September 30, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due:	Operating
Within 1 year	$5,000
After 1 year but within 2 years	-
After 2 years	-
Total undiscounted cash flows	5,000
Discount on cash flows	(43)
Total lease liabilities	$4,957

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is 12 months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of September 30, 2020, the Company had no leases that had a term of 12 months or less. The Company has recorded a right-of-use asset of $4,957 and a lease liability of $4,957 included with premises and equipment and other liabilities, respectively, on the Consolidated Balance Sheet as of September 30, 2020.

Rental expense under operating leases totaled $1,500 for the three months ended September 30, 2020 and 2019, and $4,500 for each of the nine months ended September 30, 2020 and 2019.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2020 and 2019:

		For the three months ended September 30,
Revenue Streams	Point of revenue recognition	2020	2019

Service charges on deposits	At a point in time & over time	$1,085	$2,556
Electronic banking fees	At a point in time	$18,699	$8,613
Mortgage banking income	At a point in time	$629,200	$85,485

		For the nine months ended September 30,
Revenue Streams	Point of revenue recognition	2020	2019

Service charges on deposits	At a point in time & over time	$5,064	$5,985
Electronic banking fees	At a point in time	$39,299	$22,143
Mortgage banking income	At a point in time	$1,409,595	$234,124

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition at September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the consolidated financial condition and consolidated results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Coronavirus Update

The coronavirus (COVID-19) pandemic has put health and economic strains across the globe. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity, labor shortages, supply chain interruptions, increased unemployment, and commercial property vacancies – all of which can contribute to default on loan payments. Due to stay-at-home orders and the risks associated with entering a bank branch, COVID-19 can potentially affect the products and services offered by the Bank as well as how those products and services are distributed. Additionally, the Company relies on many third-party vendors such as real estate appraisers, settlement companies, software vendors, and others to deliver products and services. The state of operations at these third-party vendors can affect the ability of the Bank to service its customers. With all of these associated risks, Management has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers, and shareholders that continue through the date of this report:

●	We have addressed the safety of our two branches following the guidelines of the Center for Disease Control and the Commonwealth of Pennsylvania, pushing most customers to the drive-through when possible, and allowing customers into the branches on an appointment basis.

●	We had moved all regular Board of Directors’ Meetings from physical meetings to virtual meetings during the “red” and “yellow” phases as determined by the Commonwealth of Pennsylvania. During the “green” phase, all regular Board of Directors’ Meetings have returned to in-person meetings.

●	We had limited the number of employees in our locations during the “red” and “yellow” phases. Those employees that could work from home were asked to do so on a rotating basis to keep the number of employees in the office at one time at or below ten. During the “green” phase, all employees are working from their office locations as normal while practicing all of the guidelines of the Center for Disease Control and the Commonwealth of Pennsylvania.

●	We have provided payment deferrals or interest-only periods on all types of loans to loan customers adversely affected by COVID-19. These modifications were originally in force for 90 days and most have already expired. As of September 30, 2020, we had 25 loans for $9.2 million that were still within their original 90-day period or had been granted an extension. As permitted by applicable banking agency guidance and accounting guidance issued in response to the COVID-19 pandemic, these modifications have not resulted in classification as Troubled Debt Restructurings, but they are being tracked by management throughout and after the deferral and interest-only phases. Additionally, management has determined to increase many of the qualitative factors used in the calculation of the allowance for loan losses. The table below details the volume and number of loans modified as well as the expiration of their respective modifications as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Coronavirus Update (Continued)

	Deferrals
Month of Expiration	Loans	Amount
October 2020 (1)	9	$4,801,608
November 2020 (1)	4	$444,848
December 2020 (1)	4	$1,716,624
January 2021	-	$-
February 2021	-	$-
March 2021	-	$-
April 2021	8	2,266,484
Total	25	9,229,564

(1) Modifications may be extended on a month-by-month basis

●	We are participating in the Paycheck Protection Program (PPP) to assist local businesses in keeping their employees on payroll. As of September 30, 2020, we originated 342 PPP loans totaling $20.1 million. PPP loans are included within the category of commercial and industrial loans in the Company’s loan portfolio.

●	We have started accepting applications for PPP loan forgiveness. As of September 30, 2020, none of our PPP loans have been forgiven by the SBA.

●	The following table provides additional information with respect to the Company’s commercial and industrial and commercial mortgage loans, by loan type, at September 30, 2020:

September 30, 2020
Type of Loan (1)	Number of Loans	Balance
		(in thousands)
Energy and construction	23	$8,511

Retail	25	3,834

Restaurants	18	3,611

Hospitality and tourism	13	3,284

Health and other professional services	32	3,159

Paycheck Protection Program	342	20,135

Residential 1-4 family and mixed use real estate	298	33,322

Commercial real estate	46	10,742

Multi-Family	28	5,813

Commercial construction	9	1,870

Total	492	$74,146

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

Investment Securities. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At September 30, 2020, we believe the unrealized losses are primarily a result of increases in market interest rates from the time of purchase. In general, as market interest rates rise, the fair value of securities will decrease; as market interest rates fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in market interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets increased by $24.7 million, or 12.2%, from $202.6 million at December 31, 2019 to $227.4 million at September 30, 2020. The increase was primarily attributable to an increase in cash and cash equivalents of $14.3 million, an increase in net loans of $9.7 million, and an increase in certificates of deposit of $1.5 million. Offsetting the increases was a decrease in securities available for sale of $2.4 million, or 24.1%. Funding the growth in assets was an increase in total deposits of $13.8 million and an increase in Paycheck Protection Program Liquidity Facility (PPPLF) advances of $17.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $14.3 million, or 65.3%, to $36.2 million at September 30, 2020 from $21.9 million at December 31, 2019. The increase in cash and cash equivalents was caused by a $17.2 million increase in interest-bearing deposits with other financial institutions, which was offset by a $2.9 million decrease in cash and due from banks. The increase in cash was primarily attributable to an increase in total deposits of $13.8 million as well as an increase in PPPLF advances of $17.3 million.

Net Loans. Net loans increased $9.7 million, or 6.2%, to $165.9 million at September 30, 2020, from $156.1 million at December 31, 2019. This was caused primarily by an increase in commercial and industrial loans of $20.4 million. The increase was primarily due to $20.1 million in PPP loans that were funded during the nine months ended September 30, 2020. These increases were offset by decreases in one-to-four family and commercial mortgages of $3.1 million and $7.2 million, respectively. The decrease in one-to-four family and commercial mortgage loans was due to payoffs and repayments outpacing originations as well as the sale of $5.7 million in commercial mortgage loans, with servicing retained. The sale was executed to reduce the concentration of commercial mortgage loans within the Company’s loan portfolio.

Available for Sale Securities. Securities available for sale decreased by $2.4 million or 24.1%, to $7.5 million at September 30, 2020, from $9.8 million at December 31, 2019. The decrease is primarily due to prepayments on mortgage-backed securities, the sale of $1,000,000 in corporate bonds, a $500,000 municipal bond that was called, and $75,000 in municipal bonds that matured. Offsetting these decreases was the purchase of $2.0 million in corporate and municipal bonds, and $500,000 of mortgage-backed securities.

Deposits. Total deposits increased to $162.8 million at September 30, 2020 from $149.0 million at December 31, 2019. The increase of $13.8 million, or 9.2%, was primarily due to an increase in interest-bearing demand deposits of $12.5 million, or 68.8%. The increase was primarily due to expansion of existing key relationships and the depositing of PPP loan proceeds in the Bank. Offsetting the increase was a decrease in time deposits of $13.1 million, or 14.0%. As part of our strategic plan, we are focused on growing core deposits and decreasing brokered time deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased by $7.1 million, or 22.7%, from $31.4 million at December 31, 2019, to $24.3 million at September 30, 2020. The decrease was due to two advances totaling $7.1 million that were repaid during the nine months ended September 30, 2020.

Paycheck Protection Program Liquidity Facility Advances. PPPLF advances increased by $17.3 million to $17.3 million at September 30, 2020. The PPPLF advances are secured by PPP loans and were utilized to directly fund the majority of the PPP loans originated during the period. The PPPLF advances have terms that match the term of the underlying PPP loans.

Stockholders’ Equity. Stockholders’ equity increased by $1.3 million, or 6.3%, to $22.2 million at September 30, 2020 from $20.9 million at December 31, 2019. The increase was primarily due to net income of $1.1 million for the nine-month period, as well as an increase in accumulated other comprehensive income of $171,000. The increase in accumulated other comprehensive income was due to the increases in the fair values of securities available for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

Net Income. Net income increased by $386,000, or 431.6% to $476,000 for the three months ended September 30, 2020, from $90,000 for the three months ended September 30, 2019. The increase was primarily due to an increase in noninterest income of $586,000, or 369.7%, from $158,000 for the three months ended September 30, 2019, to $744,000 for the three months ended September 30, 2020. The increase in noninterest income was primarily due to an increase in gain on sale of loans of $544,000 and an increase in loan servicing fees of $27,000. The increase to noninterest income was offset by an increase in noninterest expense of $192,000. Additionally, net interest income after provision increased $132,000, or 12.1%. The increase was due to a decrease in interest expense of $175,000 and was offset by an increase in the provision for loan losses of $47,000.

Interest and Dividend Income. Interest and dividend income remained unchanged at $2.1 million for the three months ended September 30, 2020 and 2019. Interest income on loans increased 28,000, or 1.5%. This increase is attributable to an increase in the average balance of net loans of $9.6 million, and was offset by a decrease in the yield on net loans of 26 basis points. Additionally, interest-income on certificates of deposit held with other financial institutions increased by $6,000. Offsetting these increases were decreases in interest income from interest-bearing deposits with other financial institutions and investment securities of $23,000 and $8,000, respectively.

Interest Expense. Total interest expense decreased $175,000, or 18.2%, to $789,000 for the three months ended September 30, 2020, compared to $964,000 for the three months ended September 30, 2019. The decrease was driven by a decrease in cost of interest-bearing deposits of 68 basis points from 2.22% for the three months ended September 30, 2019 to 1.54% for the three months ended September 30, 2020. Offsetting the decrease in cost was a $20.7 million increase in average balance of interest-bearing deposits. Money market accounts increased in average balance by $6.6 million, however, the cost decreased by 162 basis points when comparing the two periods, resulting in a decrease in interest expense on money market accounts of $105,000. Additionally, the average balance of certificates of deposits decreased by $7.0 million and the cost decreased by 8 basis points, resulting in a decrease in interest expense on certificates of deposit of $56,000. Offsetting the decreases was an increase in interest expense on interest-bearing demand accounts of $21,000 due to an increase in average balance of $20.9 million when comparing the two periods.

Net Interest Income. Net interest income increased $179,000, or 15.6%, when comparing the two periods. This was due to a decrease in interest expense of $175,000 when comparing the two periods. Average interest-bearing liabilities increase by $32.9 million, but the cost decreased by 75 basis points. Average interest-earning assets increased by $17.1 million, but the yield decreased by 43 basis points, resulting in virtually no change in interest and dividend income.

Provision for Loan Losses. The provision for loan losses increased $47,000, or 88.7%, to $100,000 for the three months ended September 30, 2020, from $53,000 for the three months ended September 30, 2019. The increase in provision for loan losses was due to qualitative adjustments to our allowance for loan losses methodology driven by the Coronavirus pandemic.

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

Non-Interest Income. Non-interest income increased $586,000, or 369.7% to $744,000 for the three months ended September 30, 2020, from $158,000 for the three months ended September 30, 2019. The increase was primarily due to an increase in gain on sale of loans of $544,000, from $85,000 for the three months ended September 30, 2019 to $629,000 for the three months ended September 30, 2020. The increase in gain on sale of loans was due to a high volume of one-to-four mortgage loan refinances and purchases that were subsequently sold into the secondary market. This is primarily due to the low interest rate environment during the period and the high volume of home purchases in the Company’s market area. There were also increases in loan servicing fees, earnings on bank-owned life insurance, and other noninterest income of $27,000 and $6,000, and $9,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019 (Continued)

Non-Interest Expense. Non-interest expense increased $192,000, or 17.0%, to $1.3 million for the three months ended September 30, 2020, compared to $1.1 million for the three months ended September 30, 2019. Salaries and employee benefits increased by $158,000 from $519,000 for the three months ended September 30, 2019, to $676,000 for the three months ended September 30, 2020. This increase was offset by decreases in professional fees, occupancy, and contributions and donations of $16,000, $7,000, and $2,000, respectively. There was also a $55,000 increase in other noninterest expenses.

Income Taxes. The Company recorded an income tax provision of $170,000 for the three months ended September 30, 2020, an increase of $139,000, or 454.3%, from the tax provision of $31,000 recorded for the three months ended September 30, 2019. This is a result of an increase in pre-tax income when comparing the two periods. The effective tax rate for the three months ended September 30, 2020 was 26.3% compared to 25.5% for the three months ended September 30, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

Net Income. Net income increased by $772,000, or 251.7%, to $1.1 million for the nine months ended September 30, 2020, from $307,000 for the nine months ended September 30, 2019. The increase was driven by an increase in noninterest income of $1.2 million, or 253.9%, from $489,000 for the nine months ended September 30, 2019, to $1.7 million for the nine months ended September 30, 2020. The increase in noninterest income was primarily due to an increase in gain on sale of loans of $1.2 million, from $222,000 for the nine months ended September 30, 2019, to $1.4 million for the nine months ended September 30, 2020. Additionally, net interest income after provision for loan losses increased by $283,000, from $3.2 million for the nine months ended September 30, 2019 to $3.5 million for the nine months ended September 30, 2020.

Interest and Dividend Income. Interest and dividend income increased $229,000, or 3.7%, to $6.4 million for the nine months ended September 30, 2020, from $6.2 million for the nine months ended September 30, 2019. This increase was driven by an increase in interest income on loans of $272,000, or 4.9%. This increase is attributable to an increase in the average balance of net loans of $6.3 million and an increase in yield on net loans of 4 basis points. Interest income on certificates of deposit increased by $41,000, or 135.7%, due to increases in volume. Offsetting these increases were decreases in interest income from investment securities and interest-bearing deposits with other financial institutions of $46,000 and $38,000, respectively. These offsetting decreases were primarily due to the decrease in market interest rates when comparing the two periods.

Interest Expense. Total interest expense decreased $246,000, or 8.8%, to $2.6 million for the nine months ended September 30, 2020, compared to $2.8 million for the nine months ended September 30, 2019. The decrease was driven by a drop in cost of interest-bearing deposits of 43 basis points from 2.14% for the nine months ended September 30, 2019 to 1.71% for the nine months ended September 30, 2020. There was also a decrease in interest expense of $43,000 from borrowings that include FHLB advances and PPPLF advances. This decrease was due to the maturity of $7.1 million in FHLB advances during the period. Money market accounts increased in average balance by $4.1 million, however, the cost decreased by 86 basis points when comparing the two periods, resulting in a decrease in interest expense on money market accounts of $156,000. Additionally, the average balance of certificates of deposit decreased by $3.5 million and the cost decreased by 8 basis points, resulting in a decrease in interest expense on certificates of deposit of $115,000. Offsetting the decreases was an increase in interest expense on interest-bearing demand accounts of $69,000 due to an increase in average balance of $17.3 million when comparing the two periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019 (Continued)

Net Interest Income. Net interest income increased $475,000, or 14.1%, when comparing the two periods. This was due to an increase in interest income of $229,000 when comparing the two periods, while interest expense decreased by $246,000 when comparing the two periods. Average interest-earning assets increased by $22.0 million, and the yield decreased by 33 basis points when comparing the two periods. Average interest-bearing liabilities increased by $24.7 million, and the cost decreased by 46 basis points.

Provision for Loan Losses. The provision for loan losses increased $192,000, or 129.2%, to $340,000 for the nine months ended September 30, 2020, from $149,000 for the nine months ended September 30, 2019. The increase in the provision for loan losses was due to qualitative adjustments to our allowance for loan losses methodology driven by the COVID-19 pandemic.

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

Non-Interest Income. Non-interest income increased $1.2 million, or 253.9% to $1.7 million for the nine months ended September 30, 2020, from $489,000 for the nine months ended September 30, 2019. The increase was primarily due to an increase in gain on sale of loans of $1.2 million, from $222,000 for the nine months ended September 30, 2019 to $1.4 million for the nine months ended September 30, 2020. The increase in gain on sale of loans was due to a high volume of one-to-four mortgage loan refinances and purchases. This is primarily due to the low interest rate environment during the period. There were also increases in loan servicing fees and earnings on bank-owned life insurance of $42,000 and $19,000, respectively. The increases were offset by a decrease in securities gains of $15,000.

Non-Interest Expense. Non-interest expense increased $438,000, or 13.1%, to $3.8 million for the nine months ended September 30, 2020, compared to $3.3 million for the nine months ended September 30, 2019. Salaries and employee benefits increased $279,000, or 17.7%, to $1.9 million for the nine months ended September 30, 2020 from $1.6 million for the nine months ended September 30, 2019. The increase was due to the addition of staff and yearly pay raises. Professional fees increased by $23,000, from $431,000 for the nine months ended September 30, 2019, to $454,000 for the nine months ended September 30, 2020. Occupancy expenses increased by $23,000 and other noninterest expense increased by $148,000. Offsetting the increases were decreases in federal deposit insurance, contributions and donations, and data processing of $21,000, $11,000, and $5,000, respectively.

Income Taxes. The Company recorded an income tax provision of $375,000 for the nine months ended September 30, 2020, an increase of $315,000, or 530.3%, from the tax provision of $59,000 recorded for the nine months ended September 30, 2019 as a result of an increase in pre-tax income for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2020 was 25.8% compared to 16.2% for the nine months ended September 30, 2019. The increase in the effective tax rate was due to a decrease in the amount of tax-free income when comparing the two periods. This is primarily attributable to a decrease in interest in US Treasury Securities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management of Market Risk (Continued)

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at September 30, 2020. All estimated changes presented in the table are within the policy limits approved by our board of directors.

		Estimated Increase		EVE as Percent of Economic
Basis Point (“bp”)		(Decrease) in EVE		Value of Assets
Change in Interest Rates (1)	Estimated EVE	Dollar Change	Percent Change	EVE Ratio (2)	Change

+400bp	$16,560	$(4,382)	(20.92)%	7.69%	(1.24)%
+300bp	17,925	(3,017)	(14.41)%	8.14%	(0.79)%
+200bp	19,205	(1,737)	(8.29)%	8.53%	(0.40)%
+100bp	20,267	(675)	(3.22)%	8.82%	(0.11)%
0	20,942	-	0.00%	8.93%	0.00%
-100bp	21,683	741	3.54%	9.06%	0.13%

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

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund investing activities and current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and advances from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing deposits in other financial institutions. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2020, the Company had cash and cash equivalents of $36.2 million. As of September 30, 2020, SSB Bank had $24.3 million in outstanding borrowings from the FHLB of Pittsburgh and had $89.4 million of total borrowing capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

At September 30, 2020, the Company had $29.3 million of loan commitments outstanding which includes $10.3 million of unused lines of credit, $5.2 million of unadvanced construction funds, $9.0 million of commitments to extend credit, and $4.8 million in letters of credit. We have no other material commitments or demands that are likely to affect our liquidity. If loan demand was to increase faster than expected, or any unforeseen demand or commitment was to occur, we could access our borrowing capacity with the FHLB of Pittsburgh.

Time deposits due within one year of September 30, 2020 totaled $32.3 million. If these deposits do not remain with us, we may be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank of Pittsburgh advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we paid on time deposits at September 30, 2020. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

SSB Bancorp, Inc. is a separate legal entity from SSB Bank and must provide for its own liquidity to pay any dividends to its stockholders and for other corporate purposes. SSB Bancorp, Inc.’s primary source of liquidity is dividend payments it may receive from SSB Bank. SSB Bank’s ability to pay dividends to SSB Bancorp, Inc. is governed by applicable laws and regulations. At September 30, 2020, SSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

Capital Resources. At September 30, 2020, the Bank exceeded all regulatory capital requirements and it was categorized as “well capitalized.” We are not aware of any conditions or events since the most recent notification that would change our category.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. The following tables present our contractual obligations as of the dates indicated.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At September 30, 2020:
Long-term debt obligations	$41,543	$8,000	$21,293	$2,250	$10,000

At December 31, 2019:
Long-term debt obligations	$31,375	$7,125	$8,000	$6,250	$10,000

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

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2020, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of SSB Bancorp, Inc. (1)

3.2	Bylaws of SSB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-220403).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSB BANCORP, INC.

Date: November 13, 2020	/s/ J. Daniel Moon, IV
J. Daniel Moon, IV
President and Chief Executive Officer

Date: November 13, 2020	/s/ Benjamin A. Contrucci
Benjamin A. Contrucci
Chief Financial Officer

